Form 10-Q
period 1995-09-30
ENSTAR INCOME GROWTH PROGRAM SIX B L P
filed 1995-11-13
CIK 824779

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-Q


(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 1995
                               ------------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------

                         Commission file number   0-18495
                                                -----------

Enstar Income/Growth Program Six-B, L.P.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            Georgia                                      58-1754588
----------------------------------          ------------------------------------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)


10900 Wilshire Boulevard, 15th Floor, Los Angeles, CA  90024
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE     (310) 824-9990
                                                    ----------------------------


--------------------------------------------------------------------------------
FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
REPORT.

Indicate by check x whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X      No
                                          -----       -----


                        Exhibit Index located at Page E-1

                         PART I - FINANCIAL INFORMATION

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                            CONDENSED BALANCE SHEETS

                    ----------------------------------------

                                                                         December 31,            September 30,
                                                                            1994*                   1995
                                                                       ----------------        -----------------
                                                                                                  (unaudited)
ASSETS:
  Cash and cash equivalents                                               $  193,100               $  240,700

  Receivables, less allowance of $4,000 and
     $3,500 for possible losses                                               83,400                   82,900

  Cable materials, equipment, supplies and other                              48,600                   61,000

  Property, plant and equipment less accumulated depreciation
     and amortization of $1,549,400 and $1,878,300                         3,555,600                3,545,700

  Franchise cost, net of accumulated
     amortization of $1,540,400 and $1,808,200                             2,746,300                2,490,200

  Customer lists and other intangible costs, net of
     accumulated amortization of $557,300 and $549,500                       400,700                  328,800
                                                                          ----------               ----------
                                                                          $7,027,700               $6,749,300
                                                                          ==========               ==========

                                            LIABILITIES AND PARTNERSHIP CAPITAL
                                            -----------------------------------

LIABILITIES:

  Notes payable                                                           $1,907,500               $1,751,500
  Accounts payable                                                           192,700                  212,600
  Due to affiliates                                                        1,007,000                1,076,800
                                                                          ----------               ----------
         TOTAL LIABILITIES                                                 3,107,200                3,040,900
                                                                          ----------               ----------

COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT):
  General partners                                                           (33,400)                 (35,500)
  Limited partners                                                         3,953,900                3,743,900
                                                                          ----------               ----------

         TOTAL PARTNERSHIP CAPITAL                                         3,920,500                3,708,400
                                                                          ----------               ----------
                                                                          $7,027,700               $6,749,300
                                                                          ==========               ==========



               *As presented in the audited financial statements.
           See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS
                    ---------------------------------------


                                                         Unaudited
                                               ----------------------------
                                                     Three months ended
                                                        September 30,
                                               ----------------------------
                                                  1994               1995
                                               ---------           --------
REVENUES                                       $ 513,300           $571,000
                                               ---------           --------
OPERATING EXPENSES:
  Service costs                                  176,300            191,300
  General and administrative expenses            121,300             94,300
  General Partner management fees
     and reimbursed expenses                      50,900             52,900
  Depreciation and amortization                  267,700            224,000
                                               ---------           --------
                                                 616,200            562,500
                                               ---------           --------
OPERATING INCOME (LOSS)                         (102,900)             8,500
                                               ---------           --------
OTHER INCOME (EXPENSE):
  Interest income                                    100                800
  Interest expense                               (42,400)           (44,300)
                                               ---------           --------
                                                 (42,300)           (43,500)
                                               ---------           --------
NET LOSS                                       $(145,200)          $(35,000)
                                               =========           ========


NET LOSS PER UNIT OF LIMITED
  PARTNERSHIP INTEREST                         $   (3.92)          $  (0.95)
                                               =========           ========
AVERAGE LIMITED PARTNERSHIP
  UNITS OUTSTANDING DURING PERIOD                 36,626             36,626
                                               =========           ========


           See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                     --------------------------------------


                                                              Unaudited
                                                 --------------------------------
                                                          Nine months ended
                                                            September 30,
                                                 --------------------------------

                                                    1994                  1995
                                                 ----------            ----------
REVENUES                                         $1,503,500            $1,644,500
                                                 ----------            ----------
OPERATING EXPENSES:
  Service costs                                     500,800               532,800
  General and administrative expenses               318,200               283,500
  General Partner management fees
    and reimbursed expenses                         156,200               148,800
  Depreciation and amortization                     755,400               747,500
                                                 ----------            ----------
                                                  1,730,600             1,712,600
                                                 ----------            ----------

OPERATING LOSS                                     (227,100)              (68,100)
                                                 ----------            ----------
OTHER INCOME (EXPENSE):
  Interest income                                       400                 3,600
  Interest expense                                 (115,600)             (147,600)
                                                 ----------            ----------

                                                   (115,200)             (144,000)
                                                 ----------            ----------
NET LOSS                                         $ (342,300)           $ (212,100)
                                                 ==========            ==========

NET LOSS PER UNIT OF LIMITED
  PARTNERSHIP INTEREST                           $    (9.25)           $    (5.73)
                                                 ==========            ==========

AVERAGE LIMITED PARTNERSHIP
  UNITS OUTSTANDING DURING PERIOD                    36,626                36,626
                                                 ==========            ==========


           See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                            STATEMENTS OF CASH FLOWS
                    ----------------------------------------


                                                                         Unaudited
                                                            --------------------------------
                                                                     Nine months ended
                                                                       September 30,
                                                            --------------------------------

                                                               1994                  1995
                                                            ----------            ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $(342,300)            $(212,100)
   Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization                           755,400               747,500
      Amortization of deferred loan costs                         100                   100
      Increase (decrease) from changes in:
        Receivables                                             6,800                   500
        Cable materials, equipment,
          supplies and other                                  (17,100)              (12,400)
        Deferred loan costs                                      (600)                    -
        Accounts payable and due to affiliates                275,700                89,700
                                                            ---------             ---------
    Net cash provided by operating activities                 678,000               613,300
                                                            ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                       (349,100)             (390,300)
  Increase in intangible assets                                (8,300)              (19,400)
                                                            ---------             ---------
    Net cash used in investing activities                    (357,400)             (409,700)
                                                            ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of debt                                          (105,700)             (156,000)
  Distributions to partners                                  (259,000)                    -
                                                            ---------             ---------
    Net cash used in financing activities                    (364,700)             (156,000)
                                                            ---------             ---------

INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                                   (44,100)               47,600

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                      156,000               193,100
                                                            ---------             ---------
CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                          $ 111,900             $ 240,700
                                                            =========             =========





           See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                    ========================================



1.       INTERIM FINANCIAL STATEMENTS

         The accompanying condensed interim financial statements for the three and nine months ended September 30, 1995 and 1994 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and nine months ended September 30, 1995 are not necessarily indicative of results for the entire year.

2.       TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         The Partnership has a management and service agreement with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fees approximated $28,500 and $82,200 for the three and nine months ended September 30, 1995.

         In addition to the monthly management fee described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Managers. All cable television properties managed by the Corporate General Partner and its subsidiary are charged a proportionate share of these expenses. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $24,400 and $66,600 for the three and nine months ended September 30, 1995. Management fees and reimbursed expenses due the Corporate General Partner are non- interest bearing.

         Certain programming services have been purchased through an affiliate of the Partnership. In turn, the affiliate charges the Partnership for these costs based on an estimate of what the Partnership could negotiate for such programming services on a stand-alone basis. The Partnership paid the affiliate $95,300 and $272,900 for programming services for the three and nine months ended September 30, 1995. Programming fees are included in service costs in the statements of operations for the three months ended September 30, 1995 and 1994.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (concluded)

                    ========================================



3.       EARNINGS PER UNIT OF LIMITED PARTNERSHIP INTEREST

         Earnings and losses per unit of limited partnership interest is based on the average number of units outstanding during the periods presented. For this purpose, earnings and losses are allocated 99% to the limited partners and 1% to the general partners.


4.       RECLASSIFICATIONS

         Certain 1994 amounts have been classified to conform to the 1995 presentation.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         Compliance with the rules adopted by the Federal Communications Commission (the "FCC") to implement the rate regulation provisions of the 1992 Cable Act has had a significant negative impact on the Partnership's revenues and cash flow. Based on certain FCC decisions that have been released, however, the Partnership's management presently believes that revenues for the first nine months of 1995 reflect the impact of the 1992 Cable Act in all material respects. Moreover, recent policy decisions by the FCC make it more likely that in the future the Partnership will be permitted to increase regulated service rates in response to specified cost increases, although certain costs may continue to rise at a rate in excess of that which the Partnership will be permitted to pass on to its customers. The FCC has recently adopted a procedure under which cable operators may file abbreviated cost of service showings for system rebuilds and upgrades, the result of which would be a permitted increase in regulated rates to allow recovery of a portion of those costs. The FCC has also proposed a new procedure for the pass-through of increases in inflation and certain external costs, such as programming costs, under which cable operators could increase rates based on actual and anticipated cost increases for the coming year. In addition to these FCC actions, Congress is presently considering legislation that could significantly revise, among other things, the rate regulation provisions of the 1992 Cable Act, although there can be no certainty as to the final provisions of such legislation, or whether it will become law. Similarly, given events since the enactment of the 1992 Cable Act, there can also be no assurance as to what, if any, future action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business.

         In addition to the information set forth in this report, reference is made to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994 for additional information regarding regulatory matters and the effect thereof on the Partnership's business.


RESULTS OF OPERATIONS

         The Partnership's revenues increased by $57,700, or by 11.2%, and by $141,000, or by 9.4%, for the three and nine months ended September 30, 1995 as compared to the corresponding periods in 1994. Of the three months' increase, $45,500 was due to increases in the number of subscriptions for services, $27,500 was due to increases in regulated service rates permitted under the 1992 Cable Act and implemented by the Partnership in April 1995, $6,300 was due to increases in unregulated rates charged for premium services implemented during the fourth quarter of 1994 and $3,600 was due to increases in other revenue producing items consisting primarily of advertising sales revenue. The increases were partially offset by rate decreases implemented in September 1994 to comply with the 1992 Cable Act, estimated by the Partnership to be approximately $25,200. Of the nine months' increase, $144,700 was due to increases in the number of subscriptions for services, $30,300 was due to increases in regulated service rates permitted under the 1992 Cable Act and implemented by the Partnership in April 1995, $24,400 was due to increases in other revenue producing items consisting primarily of advertising sales revenue and $17,200 was due to increases in unregulated rates charged for premium services implemented

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

during the fourth quarter of 1994. The increases were partially offset by rate decreases implemented in September 1994 to comply with the 1992 Cable Act, estimated by the Partnership to be approximately $75,600.

         Service costs increased by $15,000, or by 8.5%, and by $32,000, or by 6.4%, for the three and nine months ended September 30, 1995 as compared to the corresponding periods in 1994. Service costs represent costs directly attributable to providing cable services to customers. Of the three months' increase, $22,100 related to increases in programming fees (including primary satellite fees) and $4,000 was due to increases in franchise fees. These increases were partially offset by a $5,200 increase in capitalization of labor and overhead costs resulting from more capital projects in the third quarter of 1995 and by a $4,500 decrease in personnel costs. Of the nine months' increase, $38,400 related to increases in programming fees (including primary satellite fees) and $10,600 was due to decreased capitalization of labor and overhead costs resulting from fewer capital projects in the first nine months of 1995. These increases were partially offset by a $19,800 decrease in property taxes and an $8,800 decrease in personnel costs. The increases in programming fees resulted from higher rates charged by programming suppliers and from expanded programming usage relating to retransmission consent arrangements implemented to comply with the 1992 Cable Act.

         General and administrative expenses decreased by $27,000, or by 22.3%, and by $34,700, or by 10.9%, for the three and nine months ended September 30, 1995 as compared to the corresponding periods in 1994. Of the three months' decrease, $21,600 was due to a decrease in professional fees, $4,900 was due to an increase in capitalization of labor and overhead costs and $4,800 was due to a decrease in marketing expense. Of the nine months' decrease, $30,400 was due to a decrease in professional fees and $10,500 was due to an increase in capitalization of labor and overhead costs. These decreases were partially offset by an $8,100 increase in personnel costs, a $6,000 increase in ad sales expense and a $3,400 increase in postage and messenger expense.

         Management fees and reimbursed expenses increased by $2,000, or by 3.9%, and decreased by $7,400, or by 4.7%, for the three and nine months ended September 30, 1995 as compared to the corresponding periods in 1994. The three months' increase was due to management fees which increased by $2,800, or by 10.9%, in direct relation to increased revenues. The nine months' decrease was primarily due to lower reimbursable expenses allocated by the Corporate General Partner. Reimbursed expenses decreased due to lower allocated personnel costs, property taxes and postage and telephone expense for the nine months ended September 30, 1995. Management fees increased by $7,000, or by 9.3%, for the nine months in direct relation to increases in revenues as described above.

         Depreciation and amortization expense decreased by $43,700, or by 16.3%, and by $7,900, or by 1.1%, for the three and nine months ended September 30, 1995 as compared to the corresponding periods in 1994. The three months' decrease was primarily due to the effect of certain intangible assets becoming fully amortized and due to a reduction in the estimated remaining life of certain tangible assets in the third quarter of 1994. The nine months' decrease was primarily due to the effect of certain intangible assets becoming fully amortized.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.



RESULTS OF OPERATIONS (CONCLUDED)

         Interest expense, net of interest income, increased by $1,200, or by 2.8%, and by $28,800, or by 25.0%, for the three and nine months ended September 30, 1995 as compared to the corresponding periods in 1994 due to higher average interest rates (9.5% and 9.6% for the three and nine month periods in 1995 versus 8.2% and 7.6% for the corresponding periods in 1994). The increase was partially offset by a decrease in average borrowings from $1,942,300 and $1,977,300 for the three and nine months ended September 30, 1994 to $1,750,200 and $1,810,500 for the corresponding periods in 1995.

         Due to the factors described above, the Partnership's net loss decreased by $110,200, or by 75.9%, for the three months and by $130,200, or by 38.0%, for the nine months ended September 30, 1995 as compared to the corresponding periods in 1994.


LIQUIDITY AND CAPITAL RESOURCES

         The FCC's amended rate regulation rules were implemented during the quarter ended September 30, 1994. Compliance with these rules has had a negative impact on the Partnership's revenues and cash flow. However, as discussed above, recent policy decisions of the FCC and pending legislation may make it more likely that the Partnership will be permitted to increase regulated service rates in response to certain cost increases.

         The Partnership's primary objective, having invested its net offering proceeds in cable systems, is to distribute to its partners all available cash flow from operations and proceeds from the sale of cable systems, if any, after providing for expenses, debt service and capital requirements relating to the expansion, improvement and upgrade of its cable systems. The Partnership currently relies exclusively on the availability of cash generated from operations to fund its ongoing expenses, debt service and capital requirements. In general, these requirements involve expansion, improvement and upgrade of the Partnership's existing cable systems. As of the date of this Report, substantially all of the available channel capacity in the Partnership's systems is being utilized and each of such systems requires rebuilding. The rebuild program is presently estimated to require aggregate capital expenditures of approximately $8.0 million, although the majority of the total is not planned to be spent until 1998 and 1999. Due to the fact that the Partnership is currently not able to incur additional borrowings under its term loan agreement and to the impact of the 1992 Cable Act on the Partnership's business, there can be no assurance that the Partnership's cash flow and other sources of capital will be adequate to meet its current and medium term liquidity requirements, which include necessary capital expenditures of approximately $925,000 in 1995 and the rebuild program noted above. Specifically, the Partnership's present credit facility, as amended effective September 29, 1995, limits 1995 capital expenditures to an aggregate of $600,000. Even to incur this level of capital expenditures, the Partnership will be required to defer the payment of additional management fees, reimbursed expenses and programming fees. There can be no assurance that the Partnership will obtain the capital necessary to complete its rebuild program. Failure to rebuild the cable systems in a timely fashion could have a material adverse effect on the Partnership. Funding rebuild capital expenditures beyond 1995 will require refinancing the Partnership's term loan agreement, and there can be no assurance that the Partnership will be able to obtain such a refinancing on acceptable terms.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.



LIQUIDITY AND CAPITAL RESOURCES (CONCLUDED)

         As previously disclosed, in response to the FCC's amended rate regulation rules and the Partnership's capital expenditure requirements, distributions to Unitholders were discontinued subsequent to the distribution paid for the period ended May 31, 1994. As stated at the time of the announcement of this decision, management believes that it is critical for the Partnership to preserve its liquidity through the retention of cash.

         On September 30, 1995, the outstanding balance of the Partnership's term loan was $1,751,500 and was payable in quarterly installments ranging from $60,400 to $161,000, plus interest. Scheduled principal payments total $276,800 in 1995 and $342,200 in 1996.

         The Partnership's term loan agreement contains certain financial tests and other covenants including, among others, restrictions relating to acquisitions of cable systems and capital expenditures. The Partnership believes that it was in compliance with its debt covenants as of September 30, 1995. As of September 30, 1995, the Partnership owed the Corporate General Partner $753,600 for deferred management fees and reimbursable expenses, and also owed an affiliate in excess of $200,000 for programming fees. These deferred amounts will be repaid when the Partnership refinances its credit facility or at such time as the cable television systems are sold.

         NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

         Operating activities provided $64,700 less cash during the nine months ended September 30, 1995 than in the corresponding period in 1994. The Partnership used $186,000 more cash in the 1995 period for the payment of liabilities owed to the Corporate General Partner and third party creditors. Changes in receivables, inventory balances and deferred loan costs used $1,000 more cash in the nine months ended September 30, 1995 than in the prior year period. Partnership operations generated $122,300 more cash after adding back non-cash depreciation and amortization charges.

         The Partnership used $52,300 more cash in investing activities during the nine months ended September 30, 1995 than in the comparable nine months of 1994 due to increases of $41,200 in expenditures for tangible assets and $11,100 for intangible assets. Financing activities used $208,700 less cash in the nine months ended September 30, 1995 than in the comparable 1994 period due to the elimination of $259,000 in distributions to partners, partially offset by a $50,300 increase in repayment of long-term debt.

         Operating income before depreciation and amortization (EBITDA) as a percentage of revenues increased from 32.1% to 40.7% during the third quarter of 1995 and increased from 35.1% to 41.3% during the first nine months of 1995, compared to the corresponding 1994 periods. The changes were primarily due to increased revenues and lower professional fees. EBITDA increased from $164,800 to $232,500, or by 41.1%, for the three months ended September 30, 1995 and from $528,300 to $679,400, or by 28.6%, for the first nine months of 1995 compared to the corresponding periods of 1994.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.



INFLATION

         Certain of the Partnership's expenses, such as those for wages and benefits, equipment repair and replacement and billing and marketing generally increase with inflation. The Partnership does not believe that its financial results have been, or will be, adversely affected by inflation, provided that it is able to increase its service rates periodically, of which there can be no assurance due to the re-regulation of rates charged for certain cable services.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.



PART II.     OTHER INFORMATION



ITEMS 1-5.      Not applicable.

ITEM 6.         Exhibits and Reports on Form 8-K

         (a) Exhibit 10.19 - Amendment No. 4 to Credit Agreement dated December 14, 1990 between Enstar Income/Growth Program Six-B and the First National Bank of Boston, dated September 29, 1995.

         (b) No reports on Form 8-K were filed for the quarter for which this report is filed.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.





                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                      ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                           a GEORGIA LIMITED PARTNERSHIP
                           -----------------------------
                                   (Registrant)



                                      By:  ENSTAR COMMUNICATIONS CORPORATION
                                           General Partner





Date:  November 6, 1995               By:  /s/ Michael K. Menerey
                                           -----------------------
                                           Michael K. Menerey,
                                           Chief Financial Officer

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.





                                  EXHIBIT INDEX



Exhibit
Number                               Description
10.19         Amendment No. 4 to Credit Agreement dated December 14, 1990 between Enstar Income/Growth Program Six-B and the First
              National Bank of Boston, dated September 29, 1995.