Form 10-Q
period 1996-03-31
ENSTAR INCOME GROWTH PROGRAM SIX B L P
filed 1996-05-15
CIK 824779

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-Q

(MARK ONE)

/x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        March 31, 1996
                               --------------------------

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

                         Commission file number 0-18495

  Enstar Income/Growth Program Six-B, L.P.
- --------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            Georgia                                      58-1754588
- --------------------------------------------------------------------------------
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
 INCORPORATION OR ORGANIZATION)

  10900 Wilshire Boulevard, 15th Floor, Los Angeles, CA  90024
- --------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE        (310)824-9990
                                                   -----------------------------


- --------------------------------------------------------------------------------
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

                         PART I - FINANCIAL INFORMATION

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                            CONDENSED BALANCE SHEETS

                                                                        December 31,           March 31,
                                                                           1995*                  1996
                                                                        -----------           -----------
                                                                        (unaudited)
ASSETS:
   Cash and cash equivalents                                            $    39,800           $   341,400

   Receivables, less allowance of $4,600 and
     $3,500 for possible losses                                              88,200                35,100

   Insurance claims receivable                                              306,300               357,600

   Cable materials, equipment, supplies and other                            57,300                48,800

   Property, plant and equipment less accumulated depreciation
     and amortization of $1,991,000 and $2,107,900                        3,567,700             3,499,300

   Franchise cost, net of accumulated
     amortization of $1,897,700 and $1,987,300                            2,400,700             2,313,000

   Customer lists and other intangible costs, net of
     accumulated amortization of $280,800 and $284,600                      305,700               304,100
                                                                        -----------           -----------

                                                                        $ 6,765,700           $ 6,899,300
                                                                        ===========           ===========

                           LIABILITIES AND PARTNERSHIP CAPITAL

LIABILITIES:
   Notes payable                                                        $ 1,630,700           $ 1,630,700
   Accounts payable                                                         186,400               203,800
   Due to affiliates                                                      1,274,900             1,406,600
                                                                        -----------           -----------

         TOTAL LIABILITIES                                                3,092,000             3,241,100
                                                                        -----------           -----------

COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT):
   General partners                                                         (35,900)              (36,100)
   Limited partners                                                       3,709,600             3,694,300
                                                                        -----------           -----------

         TOTAL PARTNERSHIP CAPITAL                                        3,673,700             3,658,200
                                                                        -----------           -----------

                                                                        $ 6,765,700           $ 6,899,300
                                                                        ===========           ===========

               *As presented in the audited financial statements.
            See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                                                          Unaudited
                                                -----------------------------
                                                      Three months ended
                                                          March 31,
                                                -----------------------------
                                                   1995                1996
                                                ---------           ---------
REVENUES                                        $ 522,800           $ 575,200
                                                ---------           ---------

OPERATING EXPENSES:
   Service costs                                  174,200             189,100
   General and administrative expenses             83,900              97,900
   General Partner management fees
     and reimbursed expenses                       46,200              54,200
   Depreciation and amortization                  244,100             211,600
                                                ---------           ---------

                                                  548,400             552,800
                                                ---------           ---------

OPERATING INCOME (LOSS)                           (25,600)             22,400
                                                ---------           ---------

OTHER INCOME (EXPENSE):
   Interest income                                  1,300               1,300
   Interest expense                               (46,400)            (39,200)
                                                ---------           ---------

                                                  (45,100)            (37,900)
                                                ---------           ---------

NET LOSS                                        $ (70,700)          $ (15,500)
                                                =========           =========


NET LOSS PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                         $   (1.91)          $    (.42)
                                                =========           =========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                 36,626              36,626
                                                =========           =========

           See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                            STATEMENTS OF CASH FLOWS

                                                                    Unaudited
                                                          -----------------------------
                                                                Three months ended
                                                                    March 31,
                                                          -----------------------------
                                                             1995                1996
                                                          ---------           ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                               $ (70,700)          $ (15,500)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
       Depreciation and amortization                        244,100             211,600
       Amortization of deferred loan costs                      100                --
       Increase (decrease) from changes in:
         Receivables                                        (36,600)              1,800
         Cable materials, equipment,
           supplies and other                                 7,500               8,500
         Accounts payable and due to affiliates              (8,400)            149,100
                                                          ---------           ---------

     Net cash provided by operating activities              136,000             355,500
                                                          ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                    (104,500)            (49,800)
   Increase in intangible assets                            (11,600)             (4,100)
                                                          ---------           ---------

     Net cash used in investing activities                 (116,100)            (53,900)
                                                          ---------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of debt                                        (35,200)               --
   Deferred loan costs                                         (600)               --
                                                          ---------           ---------

      Net cash used in financing activities                 (35,800)               --
                                                          ---------           ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (15,900)            301,600

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                   193,100              39,800
                                                          ---------           ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                       $ 177,200           $ 341,400
                                                          =========           =========


           See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                    ========================================

1.       INTERIM FINANCIAL STATEMENTS

         The accompanying condensed interim financial statements for the three months ended March 31, 1996 and 1995 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of results for the entire year.

2.       TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         The Partnership has a management and service agreement with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fees approximated $28,800 for the three months ended March 31, 1996.

         In addition to the monthly management fee described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Managers. All cable television properties managed by the Corporate General Partner and its subsidiary are charged a proportionate share of these expenses. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $25,400 for the three months ended March 31, 1996. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

         The Partnership also receives certain system operating management services from affiliates of the Corporate General Partner in addition to the Manager due to the fact that there are no such employees directly employed by the Partnership. The Partnership reimburses the affiliates for its allocable share of the affiliates' operational costs. The total amount charged to the Partnership for these costs approximated $56,500 in the three months ended March 31, 1996. No management fee is payable to the affiliates by the Partnership and there is no duplication of reimbursed expenses and costs paid to the Manager.

         Certain programming services have been purchased through an affiliate of the Partnership. In turn, the affiliate charges the Partnership for these costs based on an estimate of what the Partnership could negotiate for such programming services on a stand-alone basis. The Partnership paid the affiliate $102,300 for programming services for the three months ended March 31, 1996. Programming fees are included in service costs in the statements of operations for the three months ended March 31, 1996 and 1995.

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

4.       RECLASSIFICATIONS

         Certain 1995 amounts have been classified to conform to the 1996 presentation.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         On February 8, 1996, President Clinton signed into law the Telecommunications Act of 1996 (the "1996 Telecom Act"). This statute substantially changed the competitive and regulatory environment for telecommunications providers by significantly amending the Communications Act of 1934, including certain of the rate regulation provisions previously imposed by the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. However, the Partnership believes that recent policy decisions by the Federal Communications Commission (the "FCC") will permit it to increase regulated service rates in the future in response to specified historical and anticipated future cost increases, although certain costs may continue to rise at a rate in excess of that which the Partnership will be permitted to pass on to its customers. The 1996 Telecom Act provides that certain of the rate regulations will be phased-out altogether in 1999. Further, the regulatory environment will continue to change pending, among other things, the outcome of legal challenges and FCC rulemaking and enforcement activity in respect of the 1992 Cable Act and the completion of a significant number of FCC rulemakings under the 1996 Telecom Act. There can be no assurance as to what, if any, future action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historic interim financial results as described below are not necessarily indicative of future performance.

         In addition to the information set forth in this report, reference is made to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995 for additional information regarding regulatory matters and the effect thereof on the Partnership's business.

RESULTS OF OPERATIONS

         The Partnership's revenues increased from $522,800 to $575,200, or by 10.0%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995. Of the $52,400 increase, $38,300 was due to increases in the number of subscriptions for services and $16,900 was due to increases in regulated service rates permitted under the 1992 Cable Act that were implemented by the Partnership in April 1995. These increases were partially offset by a $2,800 decrease in other revenue producing items.

         Service costs increased from $174,200 to $189,100, or by 8.6%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995. Service costs represent costs directly attributable to providing cable services to customers. Of the $14,900 increase, $13,000 related to increases in programming fees (including primary satellite fees) and $1,600 was due to increases in franchise fees. The increases in programming fees resulted from higher rates charged by programming suppliers and from expanded programming usage relating to channel line-up restructuring.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

RESULTS OF OPERATIONS (CONCLUDED)

         General and administrative expenses increased by $14,000 from $83,900 to $97,900, or by 16.7%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995 due to increases of $4,400 in marketing expense, $3,000 in insurance premiums, $2,700 in bad debt expense, $1,700 in customer billing expense, $1,200 in professional fees and $1,100 in postage expense.

         Management fees and reimbursed expenses increased from $46,200 to $54,200, or by 17.3%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995. Of the $8,000 increase, reimbursable expenses increased by $5,300 due to higher allocated personnel costs and increased office rent. Management fees increased by $2,700 in direct relation to increased revenues as described above.

         Depreciation and amortization expense decreased by $32,500 from $244,100 to $211,600, or by 13.3%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995 primarily due to the effect of certain intangible assets becoming fully amortized.

         Interest expense, net of interest income, decreased by $7,200 from $45,100 to $37,900, or by 16.0%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995 primarily due to a decrease in average borrowings from $1,873,100 in the quarter ended March 31, 1995 to $1,630,700 in the quarter ended March 31, 1996; and lower average interest rates (9.6% during the quarter ended March 31, 1995 versus 9.1% during the quarter ended March 31, 1996).

         Due to the factors described above, the Partnership's net loss decreased from $70,700 to $15,500, or by 78.1%, for the quarter ended March 31, 1996 as compared to the corresponding period in 1995.

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

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

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

         As previously disclosed, certain affiliates of the Corporate General Partner are separately engaged in the ownership and operation of cable television systems. One such affiliate is currently engaged in the negotiation of the purchase and sale of cable television systems with an unaffiliated third party. In the course of those discussions, such third party has, on an unsolicited basis, indicated an interest in acquiring the Partnership's Villa Rica cable system. Although the Corporate General Partner had not been seeking a buyer for any of the Partnership's properties, it intends to investigate such a sale to determine if a transaction is feasible on terms that it believes to be in the best interests of the Partnership and its partners. If pursued, any such transaction would likely be considered in the context of a liquidation or other winding-up of the Partnership, given that the Villa Rica system represents approximately 90% of the Partnership's customers. The concept for such a transaction is only in the relatively early stages of consideration and there can be no assurance regarding whether or not a transaction will be negotiated or if so, the terms or form thereof. In particular, such a transaction may require a vote of unitholders or, alternatively, be effected by acquiring units from existing holders. Whether as part of a transaction of the sort described above, or otherwise, the Corporate General Partner, its affiliates and the business associates of such persons reserve the right at any time, or from time to time, to acquire units in individually negotiated transactions, in the open market or otherwise.

         On March 31, 1996, the outstanding balance of the Partnership's term loan was $1,630,700 and was payable in quarterly installments ranging from $85,600 to $161,000, plus interest. Scheduled principal payments total $342,200 in 1996 and $422,800 in 1997.

         The Partnership's term loan agreement contains certain financial tests and other covenants including, among others, restrictions relating to acquisitions of cable systems and capital expenditures. The Partnership believes that it was in compliance with its debt covenants as of March 31, 1996. As of March 31, 1996, the Partnership owed the Corporate General Partner $964,800 for deferred management fees and reimbursable expenses, and also owed an affiliate in excess of $400,000 for programming fees. These deferred amounts will be repaid when the Partnership refinances its credit facility or at such time as the cable television systems are sold.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.



LIQUIDITY AND CAPITAL RESOURCES (CONCLUDED)

         THREE MONTHS ENDED MARCH 31, 1996 AND 1995

         Cash provided by operating activities increased by $219,500 from $136,000 for the three months ended March 31, 1995 to $355,500 for the three months ended March 31, 1996. Changes in accounts payable and due to affiliates used $157,500 less cash in the 1996 period for the payment of liabilities owed to the Corporate General Partner and third party creditors. Partnership operations generated $22,600 of additional income after adding back non-cash depreciation and amortization charges. Changes in receivables and inventory balances provided $39,400 of additional cash in the first three months of 1996.

         The Partnership used $62,200 less cash in investing activities during the three months ended March 31, 1996 than in the comparable three months of 1995 due to decreases of $54,700 in expenditures for tangible assets and $7,500 in expenditures for intangible assets. Financing activities used $35,800 less cash in the quarter ended March 31, 1996 than in the prior year period due primarily to a reduction in debt repayments.

         Operating income before depreciation and amortization (EBITDA) as a percentage of revenues decreased from 41.8% to 40.7% during the first three months of 1996 compared to the corresponding 1995 period. The change was primarily due to increased programming expense. EBITDA increased from $218,500 to $234,000, or by 7.1%, for the three months ended March 31, 1996 compared to the first three months of 1995.

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

      (a)           None

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

                                By: ENSTAR COMMUNICATIONS CORPORATION
                                    General Partner




Date: May 9, 1996               By:    /s/ Michael K. Menerey
                                    --------------------------
                                    Michael K. Menerey,
                                    Chief Financial Officer