Form 10-Q
period 1996-06-30
ENSTAR INCOME GROWTH PROGRAM SIX B L P
filed 1996-08-12
CIK 824779

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                  ____________________________________________

                                   FORM 10-Q


(MARK ONE)

[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                         OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________


                           Commission file number    0-18495

                    Enstar Income/Growth Program Six-B, L.P.

              (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             Georgia                                     58-1754588
(STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

10900 Wilshire Boulevard, 15th Floor, Los Angeles, CA              90024
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE    (310) 824-9990


FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
REPORT.

Indicate by check X whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes X No __

                         PART I - FINANCIAL INFORMATION

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                            CONDENSED BALANCE SHEETS
                    ========================================

                                                                                     December 31,             June 30,
                                                                                         1995*                  1996
                                                                                 -----------------       ----------------
                                                                                                            (unaudited)
 ASSETS:
     Cash and cash equivalents                                                   $        39,800         $       270,300

     Receivables, less allowance of $4,600 and
     $3,200 for possible losses                                                           88,200                  47,800

     Insurance claims receivable                                                         306,300                 341,500

     Cable materials, equipment, supplies and other                                       57,300                  50,500

     Property, plant and equipment less accumulated depreciation
     and amortization of $1,991,000 and $2,225,700                                     3,567,700               3,703,300

     Franchise cost, net of accumulated
     amortization of $1,897,700 and $2,076,900                                         2,400,700               2,227,400

     Customer lists and other intangible costs, net of
    accumulated amortization of $280,800 and $296,100                                    305,700                 299,700
                                                                                 ---------------         ---------------
                                                                                 $     6,765,700         $     6,940,500
                                                                                 ===============         ===============

                                LIABILITIES AND PARTNERSHIP CAPITAL
                                ----------------------------------
 LIABILITIES:
     Note payable                                                                $     1,630,700         $     1,545,100
     Accounts payable                                                                    186,400                 219,500
     Due to affiliates                                                                 1,274,900               1,518,700
                                                                                 ---------------         ---------------
     TOTAL LIABILITIES                                                                 3,092,000               3,283,300
                                                                                 ---------------         ---------------
 COMMITMENTS AND CONTINGENCIES

 PARTNERSHIP CAPITAL (DEFICIT):
     General partners                                                                    (35,900)                (36,100)
     Limited partners                                                                  3,709,600               3,693,300
                                                                                 ---------------         ---------------
     TOTAL PARTNERSHIP CAPITAL                                                         3,673,700               3,657,200
                                                                                 ---------------         ---------------
                                                                                 $     6,765,700         $     6,940,500
                                                                                 ===============         ===============



               *As presented in the audited financial statements.
           See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                    ========================================

                                                                                        Unaudited
                                                                           ---------------------------------
                                                                                   Three months ended
                                                                                         June 30,
                                                                           ---------------------------------
                                                                                1995                 1996
                                                                           ------------          -----------
 REVENUES                                                                  $    550,700          $   605,100
                                                                           ------------          -----------
 OPERATING EXPENSES:
     Service costs                                                              167,300              181,800
     General and administrative expenses                                        105,300              105,800
     General Partner management fees
     and reimbursed expenses                                                     49,700               57,900
     Depreciation and amortization                                              279,400              224,600
                                                                           ------------          -----------
                                                                                601,700              570,100
                                                                           ------------          -----------
 OPERATING INCOME (LOSS)                                                        (51,000)              35,000
                                                                           ------------          -----------
 OTHER INCOME (EXPENSE):
     Interest income                                                              1,500                1,900
     Interest expense                                                           (56,900)             (37,900)
                                                                           ------------          -----------
                                                                                (55,400)             (36,000)
                                                                           ------------          -----------
 NET LOSS                                                                  $   (106,400)         $    (1,000)
                                                                           ============          ===========
 NET LOSS PER UNIT OF LIMITED
     PARTNERSHIP INTEREST                                                  $      (2.88)         $      (.03)
                                                                           ============          ===========
 AVERAGE LIMITED PARTNERSHIP
     UNITS OUTSTANDING DURING PERIOD                                             36,626               36,626
                                                                           ============          ===========





           See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                    ========================================

                                                                                      Unaudited
                                                                           ------------------------------
                                                                                   Six months ended
                                                                                       June 30,
                                                                           ------------------------------
                                                                              1995                1996
                                                                           ----------          ----------
 REVENUES                                                                  $1,073,500          $1,180,300
                                                                           ----------          ----------
 OPERATING EXPENSES:
     Service costs                                                            341,500             370,900
     General and administrative expenses                                      189,200             203,700
     General Partner management fees
     and reimbursed expenses                                                   95,900             112,100
     Depreciation and amortization                                            523,500             436,200
                                                                           ----------          ----------
                                                                            1,150,100           1,122,900
                                                                           ----------          ----------
 OPERATING INCOME (LOSS)                                                      (76,600)             57,400
                                                                           ----------          ----------
 OTHER INCOME (EXPENSE):
     Interest income                                                            2,800               3,200
     Interest expense                                                        (103,300)            (77,100)
                                                                           ----------          ----------
                                                                             (100,500)            (73,900)
                                                                           ----------          ----------
 NET LOSS                                                                  $ (177,100)         $  (16,500)
                                                                           ==========          ==========
 NET LOSS PER UNIT OF LIMITED
     PARTNERSHIP INTEREST                                                  $    (4.79)         $     (.45)
                                                                           ==========          ==========
 AVERAGE LIMITED PARTNERSHIP
     UNITS OUTSTANDING DURING PERIOD                                           36,626              36,626
                                                                           ==========          ==========





           See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                            STATEMENTS OF CASH FLOWS
                    ========================================

                                                                                           Unaudited
                                                                          ------------------------------------------
                                                                                         Six months ended
                                                                                             June 30,
                                                                          ------------------------------------------
                                                                                  1995                     1996
                                                                          -----------------          ---------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                              $      (177,100)          $       (16,500)
     Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Depreciation and amortization                                                 523,500                   436,200
     Amortization of deferred loan costs                                               100                       400
     Increase (decrease) from changes in:
     Receivables                                                                   (47,300)                    5,200
     Cable materials, equipment,
         supplies and other                                                          2,400                     6,800
     Accounts payable and due to affiliates                                         17,100                   276,900
                                                                           ---------------           ---------------
     Net cash provided by operating activities                                     318,700                   709,000
                                                                           ---------------           ---------------
 CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                                         (214,900)                 (374,500)
     Increase in intangible assets                                                 (12,400)                  (13,400)
                                                                           ---------------           ---------------
     Net cash used in investing activities                                        (227,300)                 (387,900)
                                                                           ---------------           ---------------
 CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of debt                                                             (95,600)                  (85,600)
     Deferred loan costs                                                             -                        (5,000)
                                                                           ---------------           ---------------
     Net cash used in financing activities                                         (95,600)                  (90,600)
                                                                           ---------------           ---------------
 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (4,200)                  230,500

 CASH AND CASH EQUIVALENTS
     AT BEGINNING OF PERIOD                                                        193,100                    39,800
                                                                           ---------------           ---------------
 CASH AND CASH EQUIVALENTS
     AT END OF PERIOD                                                      $       188,900           $       270,300
                                                                           ===============           ===============





           See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                    =======================================

1.   INTERIM FINANCIAL STATEMENTS

         The accompanying condensed interim financial statements for the three and six months ended June 30, 1996 and 1995 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of results for the entire year.

2.       TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         The Partnership has a management and service agreement with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fees approximated $30,200 and $59,000 for the three and six months ended June 30, 1996.

         In addition to the monthly management fee described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Managers. All cable television properties managed by the Corporate General Partner and its subsidiary are charged a proportionate share of these expenses. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $27,700 and $53,100 for the three and six months ended June 30, 1996. Payments of management fees and reimbursed expenses of approximately $58,200 and $112,800 were deferred in the three and six months ended June 30, 1996. The cumulative amount deferred as of June 30, 1996 amounted to $1,020,100. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

         The Partnership also receives certain system operating management services from affiliates of the Corporate General Partner in addition to the Manager due to the fact that there are no such employees directly employed by the Partnership. The Partnership reimburses the affiliates for its allocable share of the affiliates' operational costs. The total amount charged to the Partnership for these costs approximated $63,400 and $119,900 in the three and six months ended June 30, 1996. No management fee is payable to the affiliates by the Partnership and there is no duplication of reimbursed expenses and costs paid to the Manager.

         Certain programming services have been purchased through an affiliate of the Partnership. In turn, the affiliate charges the Partnership for these costs based on an estimate of what the Partnership could negotiate for such programming services on a stand-alone basis. Programming fee expense charged to the

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (CONCLUDED)
                    =======================================

2.       TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES (CONTINUED)

Partnership was $105,800 and $208,100 for the three and six months ended June 30, 1996. Programming fees are included in service costs in the statements of operations for the three and six months ended June 30, 1996 and 1995. Payments of programming fees of approximately $104,700 and $206,200 were deferred in the three and six months ended June 30, 1996. The cumulative amount deferred as of June 30, 1996 amounted to $388,200.


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

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         On February 8, 1996, President Clinton signed into law the Telecommunications Act of 1996 (the "1996 Telecom Act"). This statute substantially changed the competitive and regulatory environment for telecommunications providers by significantly amending the Communications Act of 1934, including certain of the rate regulation provisions previously imposed by the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. However, in accordance with policy decisions by the Federal Communications Commission (the "FCC"), the Partnership will increase regulated service rates in the future in response to specified historical and anticipated future cost increases, although certain costs may continue to rise at a rate in excess of that which the Partnership will be permitted to pass on to its customers. The 1996 Telecom Act provides that certain of the rate regulations will be phased-out altogether in 1999. Further, the regulatory environment will continue to change pending, among other things, the outcome of legal challenges and FCC rulemaking and enforcement activity in respect of the 1992 Cable Act and the completion of a significant number of FCC rulemakings under the 1996 Telecom Act. There can be no assurance as to what, if any, future action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historic interim financial results as described below are not necessarily indicative of future performance.

         This Report includes certain forward looking statements regarding, among other things, future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to the Partnership. Such forward looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Partnership. In addition to the information provided herein, reference is made to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995 for additional information regarding such matters and the effect thereof on the Partnership's business.


RESULTS OF OPERATIONS

         The Partnership's revenues increased from $550,700 to $605,100, or by 9.9%, and from $1,073,500 to $1,180,300, or by 10.0%, for the three and six months ended June 30, 1996 as compared to the corresponding periods for 1995. Of the $54,400 increase in revenues for the three months ended June 30, 1996 as compared to the corresponding period in 1995, $36,500 was due to increases in the number of subscriptions for services and $22,800 was due to increases in regulated service rates that were implemented by the Partnership in the second quarter in each of 1995 and 1996. These increases were partially offset by a $4,900 decrease in other revenue producing items. Of the $106,800 increase in revenues for the six months ended June 30, 1996 as compared to the corresponding period in 1995, $73,500 was due to increases in the number of subscriptions for services and $40,900 was due to increases in regulated service rates that were implemented by the Partnership as discussed above. These increases were partially offset by a $7,600 decrease in other revenue producing items. As of June 30, 1996, the Partnership had approximately 6,900 homes subscribing to cable service and 1,700 premium service units.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

         Service costs increased from $167,300 to $181,800, or by 8.7%, and from $341,500 to $370,900, or by 8.6%, for the three and six months ended June 30, 1996 as compared to the corresponding periods for 1995. Service costs represent costs directly attributable to providing cable services to customers. Of the $14,500 increase in service costs for the three months ended June 30, 1996 as compared to the corresponding period in 1995, $17,500 related to increases in programming fees (including primary satellite fees) and $14,300 was due to an increase in property taxes. These increases were partially offset by a $15,400 increase in capitalization of labor and overhead expense due to more capital projects during the quarter ending June 30, 1996. Of the $29,400 increase in service costs for the six months ended June 30, 1996 as compared to the corresponding period in 1995, $30,500 related to increases in programming fees (including primary satellite fees) and $12,900 was due to an increase in property taxes. These increases were partially offset by a $21,100 increase in capitalization of labor and overhead expense due to more capital projects in the six month period. The increases in programming fees during the three and six months ended June 30, 1996 resulted from higher rates charged by programming suppliers and from expanded programming usage relating to channel line-up restructuring. The increases in property taxes were due to non-recurring credits taken against expense in the second quarter of 1995 to adjust estimated property taxes to reflect actual tax assessments in Georgia.

         General and administrative expenses remained relatively unchanged, increasing from $105,300 to $105,800 (less than one-percent) for the quarter ended June 30, 1996 compared to the corresponding period in 1995. General and administrative expenses increased from $189,200 to $203,700, or by 7.7%, for the six months ended June 30, 1996 as compared to the corresponding period in 1995. Of the $14,500 increase for the six months ended June 30, 1996 as compared to the corresponding period in 1995, $7,300 was due to an increase in bad debt expense, $6,200 was due to an increase in personnel costs, $5,200 was due to higher insurance premiums, $2,900 was due to an increase in expenses allocated by affiliates of the Corporate General Partner that provide system operating management services to the Partnership and $2,600 was due to an increase in expense related to reregulation of the cable industry. These increases were partially offset by a $9,200 increase in capitalization of labor and overhead expense due to a greater number of capital projects in the 1996 period.

         Management fees and reimbursed expenses increased from $49,700 to $57,900, or by 16.5%, and from $95,900 to $112,100, or by 16.9%, for the three and six months ended June 30, 1996 as compared to the corresponding periods for 1995. Reimbursable expenses increased by $5,600 and $10,900 for the three and six months ended June 30, 1996 from the comparable periods in 1995, primarily due to higher allocated personnel costs, office rent and professional fees. Management fees increased by $2,600 and $5,300 for the three and six months ended June 30, 1996 from the corresponding 1995 periods in direct relation to increased revenues as described above.

         Depreciation and amortization expense decreased from $279,400 to $224,600, or by 19.6%, and from $523,500 to $436,200, or by 16.7%, for the three and six months ended June 30, 1996 as compared to the corresponding periods for 1995 primarily due to the effect of certain plant assets becoming fully depreciated and certain intangible assets becoming fully amortized in 1995.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.


RESULTS OF OPERATIONS (CONCLUDED)



         The Partnership generated operating income of $35,000 and $57,400 for the three and six months ended June 30, 1996 as compared to an operating loss of $51,000 and $76,600 for the corresponding periods in 1995 primarily due to increases in revenues and decreases in depreciation and amortization expense as described above.

         Interest expense, net of interest income, decreased from $55,400 to $36,000, or by 35.0%, and from $100,500 to $73,900, or by 26.5% for the three and six months ended June 30, 1996 as compared to the corresponding periods for 1995. The three and six months' decreases were primarily due to decreases in average borrowings from $1,811,200 and $1,841,200 in the three and six months ended June 30, 1995 to $1,545,100 and $1,587,900 during the corresponding periods in 1996. The decrease was also due to lower average interest rates (9.8% and 9.7% during the three and six months ended June 30, 1995 versus 9.0% in the corresponding periods in 1996).

         Due to the factors described above, the Partnership's net loss decreased from $106,400 to $1,000 and from $177,100 to $16,500 for the three and six months ended June 30, 1996 as compared to the corresponding periods for 1995.

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

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

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

         An affiliate of the Corporate General Partner was engaged in the negotiation of the purchase and sale of cable television systems with an unaffiliated third party. In the course of those discussions, such third party had, on an unsolicited basis, indicated an interest in acquiring the Partnership's Villa Rica cable system. Those negotiations have been terminated and, at present no such sale is imminent.

         On June 30, 1996, the outstanding balance of the Partnership's term loan was $1,545,100 and was payable in quarterly installments ranging from $85,600 to $161,000, plus interest. Scheduled principal payments total $342,200 in 1996 and $422,800 in 1997. The Partnership made its first and second scheduled principal repayments of 1996 on April 1 and July 16, respectively.

         The Partnership's term loan agreement contains certain financial tests and other covenants including, among others, restrictions relating to acquisitions of cable systems and capital expenditures. The Partnership believes that it was in compliance with its debt covenants as of June 30, 1996. As of June 30, 1996, the Partnership owed the Corporate General Partner $1,020,100 for deferred management fees and reimbursable expenses, and also owed an affiliate in excess of $475,000 for programming fees. These deferred amounts will be repaid when the Partnership refinances its credit facility or at such time as the cable television systems are sold.

         SIX MONTHS ENDED JUNE 30, 1996 AND 1995

         Cash provided by operating activities increased by $390,300 from $318,700 for the six months ended June 30, 1995 to $709,000 for the six months ended June 30, 1996. Changes in accounts payable and due to affiliates used $259,800 less cash in the 1996 period for the payment of liabilities owed to the Corporate General Partner and third party creditors. Partnership operations generated $73,600 of additional income after adding back non-cash depreciation and amortization charges. Changes in receivables, inventory balances and other assets provided $56,900 of additional cash in the first six months of 1996.

         The Partnership used $160,600 more cash in investing activities during the six months ended June 30, 1996 than in the comparable six months of 1995 due to increases of $159,600 in expenditures for tangible assets and $1,000 in expenditures for intangible assets. Financing activities used $5,000 less cash in the six months ended June 30, 1996 than in the prior year period due to a reduction in debt repayments and deferred loan costs related to the Partnership's note payable.

         Operating income before depreciation and amortization (EBITDA) as a percentage of revenues increased from 41.5% to 42.9% during the second quarter of 1996 and increased from 41.6% to 41.8% during the first six months of 1996, compared to the corresponding 1995 periods. The change was primarily due to increased revenues. EBITDA increased from $228,400 to $259,600, or by 13.7%, and from

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.


LIQUIDITY AND CAPITAL RESOURCES (CONCLUDED)



$446,900 to $493,600, or by 10.4%, for the three and six months ended June 30, 1996 compared to the corresponding periods in 1995.

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




                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                         a GEORGIA LIMITED PARTNERSHIP
                                  (Registrant)



                                  By:  ENSTAR COMMUNICATIONS CORPORATION
                                       General Partner




Date: August 7, 1996              By:  /s/ MICHAEL K. MENERY
                                       ------------------------------------
                                       Michael K. Menerey,
                                       Chief Financial Officer