Form 10-Q
period 1996-09-30
ENSTAR INCOME GROWTH PROGRAM SIX B L P
filed 1996-11-13
CIK 824779

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                  ____________________________________________

                                   FORM 10-Q


(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________


                      Commission file number    0-18495

                    Enstar Income/Growth Program Six-B, L.P.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         Georgia                                        58-1754588
---------------------------------         ------------------------------------
(STATE OR OTHER JURISDICTION              (I.R.S. EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)

10900 Wilshire Boulevard, 15th Floor, Los Angeles, CA  90024
------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)           (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE  (310) 824-9990
                                                    --------------

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

                         PART I - FINANCIAL INFORMATION

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                            CONDENSED BALANCE SHEETS


                                                                                December 31,            September 30,
                                                                                    1995*                    1996
                                                                                -----------             -------------
                                                                                                         (unaudited)
 ASSETS:
   Cash and cash equivalents                                                    $   39,800               $  228,900

   Receivables, less allowance of $4,600 and
   $3,300 for possible losses                                                       88,200                   43,000

   Insurance claims receivable                                                     306,300                  350,500

   Cable materials, equipment, supplies and other                                   57,300                   56,300

   Property, plant and equipment less accumulated depreciation
   and amortization of $1,991,000 and $2,348,500                                 3,567,700                3,740,300

   Franchise cost, net of accumulated
   amortization of $1,897,700 and $2,166,600                                     2,400,700                2,143,100

   Customer lists and other intangible costs, net of
    accumulated amortization of $280,800 and $309,400                              305,700                  290,100
                                                                                ----------               ----------
                                                                                $6,765,700               $6,852,200
                                                                                ==========               ==========

                                     LIABILITIES AND PARTNERSHIP CAPITAL
          LIABILITIES:
         Note payable                                                           $1,630,700               $1,374,000
         Accounts payable                                                          186,400                  199,800
         Due to affiliates                                                       1,274,900                1,618,600
                                                                                ----------               ----------
         TOTAL LIABILITIES                                                       3,092,000                3,192,400
                                                                                ----------               ----------
 COMMITMENTS AND CONTINGENCIES

 PARTNERSHIP CAPITAL (DEFICIT):
         General partners                                                          (35,900)                 (36,000)
         Limited partners                                                        3,709,600                3,695,800
                                                                                ----------               ----------
         TOTAL PARTNERSHIP CAPITAL                                               3,673,700                3,659,800
                                                                                ----------               ----------
                                                                                $6,765,700               $6,852,200
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

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS
                    ========================================

                                                                                      Unaudited
                                                                           -------------------------------
                                                                                  Three months ended
                                                                                    September 30,
                                                                           -------------------------------
                                                                           1995                       1996
                                                                           ----                       ----
 REVENUES                                                                 $571,000                  $651,000
                                                                          --------                  --------
 OPERATING EXPENSES:
    Service costs                                                          191,300                   220,200
    General and administrative expenses                                     94,300                    94,800
    General Partner management fees
    and reimbursed expenses                                                 52,900                    59,000
    Depreciation and amortization                                          224,000                   238,700
                                                                          --------                  --------
                                                                           562,500                   612,700
                                                                          --------                  --------
 OPERATING INCOME                                                            8,500                    38,300
                                                                          --------                  --------
 OTHER INCOME (EXPENSE):
    Interest income                                                            800                     1,400
    Interest expense                                                       (44,300)                  (37,100)
                                                                          --------                  --------
                                                                           (43,500)                  (35,700)
                                                                          --------                  --------
 NET INCOME (LOSS)                                                        $(35,000)                 $  2,600
                                                                          ========                  ========


 NET INCOME (LOSS) PER UNIT OF LIMITED
    PARTNERSHIP INTEREST                                                  $  (0.95)                 $   0.07
                                                                          ========                  ========
 AVERAGE LIMITED PARTNERSHIP
    UNITS OUTSTANDING DURING PERIOD                                         36,626                    36,626
                                                                          ========                  ========


              See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS
                    ========================================

                                                                                        Unaudited
                                                                             -------------------------------
                                                                                    Nine months ended
                                                                                      September 30,
                                                                             -------------------------------
                                                                             1995                       1996
                                                                             ----                       ----
 REVENUES                                                                 $1,644,500                $1,831,300
                                                                          ----------                ----------
 OPERATING EXPENSES:
   Service costs                                                             532,800                   591,100
   General and administrative expenses                                       283,500                   298,500
   General Partner management fees
     and reimbursed expenses                                                 148,800                   171,100
   Depreciation and amortization                                             747,500                   674,900
                                                                          ----------                ----------
                                                                           1,712,600                 1,735,600
                                                                          ----------                ----------
 OPERATING INCOME (LOSS)                                                     (68,100)                   95,700
                                                                          ----------                ----------
 OTHER INCOME (EXPENSE):
   Interest income                                                             3,600                     4,600
   Interest expense                                                         (147,600)                 (114,200)
                                                                          ----------                ----------
                                                                            (144,000)                 (109,600)
                                                                          ----------                ----------
 NET LOSS                                                                 $ (212,100)               $  (13,900)
                                                                          ==========                ==========


 NET LOSS PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                                   $    (5.73)              $     (0.38)
                                                                          ==========                ==========
 AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                                            36,626                    36,626
                                                                          ==========                ==========


                       See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                            STATEMENTS OF CASH FLOWS

                                                                                       Unaudited
                                                                             -----------------------------
                                                                                   Nine months ended
                                                                                     September 30,
                                                                             -----------------------------
                                                                             1995                     1996
                                                                             ----                     ----
 CASH FLOWS FROM OPERATING ACTIVITIES:
               Net loss                                                   $(212,100)               $  (13,900)
               Adjustments to reconcile net loss to net cash
               provided by operating activities:
               Depreciation and amortization                                747,500                   674,900
               Amortization of deferred loan costs                              100                       800
               Increase (decrease) from changes in:
               Receivables                                                      500                     1,000
               Cable materials, equipment,
               supplies and other                                           (12,400)                    1,000
               Accounts payable and due to affiliates                        89,700                   357,100
                                                                          ---------                ----------
               Net cash provided by operating activities                    613,300                 1,020,900
                                                                          ---------                ----------
 CASH FLOWS FROM INVESTING ACTIVITIES:
               Capital expenditures                                        (390,300)                 (546,000)
               Increase in intangible assets                                (19,400)                  (24,300)
               Proceeds from sale of cable assets                              --                         300
                                                                          ---------                ----------
               Net cash used in investing activities                       (409,700)                 (570,000)
                                                                          ---------                ----------
 CASH FLOWS FROM FINANCING ACTIVITIES:
               Repayment of debt                                           (156,000)                 (256,700)
               Deferred loan costs                                             --                      (5,100)
                                                                          ---------                ----------
               Net cash used in financing activities                       (156,000)                 (261,800)
                                                                          ---------                ----------
 INCREASE IN CASH AND CASH EQUIVALENTS                                       47,600                   189,100

 CASH AND CASH EQUIVALENTS
               AT BEGINNING OF PERIOD                                       193,100                    39,800
                                                                          ---------                ----------
 CASH AND CASH EQUIVALENTS
               AT END OF PERIOD                                           $ 240,700                $  228,900
                                                                          =========                ==========


                       See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                    NOTES TO CONDENSED FINANCIAL STATEMENTS


1.       INTERIM FINANCIAL STATEMENTS

                 The accompanying condensed interim financial statements for the three and nine months ended September 30, 1996 and 1995 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of results for the entire year.

2.       TRANSACTIONS WITH THE CORPORATE GENERAL PARTNER AND AFFILIATES

                 The Partnership has a management and service agreement with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fees approximated $32,600 and $91,600 for the three and nine months ended September 30, 1996.

                 In addition to the monthly management fee described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Managers. All cable television properties managed by the Corporate General Partner and its subsidiary are charged a proportionate share of these expenses. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $26,400 and $79,500 for the three and nine months ended September 30, 1996. Payments of management fees and reimbursed expenses of approximately $59,500 and $172,500 were deferred in the three and nine months ended September 30, 1996. The cumulative amount deferred as of September 30, 1996 amounted to $1,026,200. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

                 The Partnership also receives certain system operating management services from affiliates of the Corporate General Partner in addition to the Manager due to the fact that there are no such employees directly employed by the Partnership. The Partnership reimburses the affiliates for its allocable share of the affiliates' operational costs. The total amount charged to the Partnership for these costs approximated $61,200 and $181,100 in the three and nine months ended September 30, 1996. No management fee is payable to the affiliates by the Partnership and there is no duplication of reimbursed expenses and costs paid to the Manager.

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


2.       TRANSACTIONS WITH THE CORPORATE GENERAL2PARTNER AND AFFILIATES
         (CONCLUDED)

Partnership was $124,300 and $332,400 for the three and nine months ended September 30, 1996. Programming fees are included in service costs in the statements of operations for the three and nine months ended September 30, 1996 and 1995. Payments of programming fees of approximately $118,900 and $325,000 were deferred in the three and nine months ended September 30, 1996. The cumulative amount deferred as of June 30, 1996 amounted to $470,800.


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


RESULTS OF OPERATIONS

         The Partnership's revenues increased from $571,000 to $651,000, or by 14.0%, and from $1,644,500 to $1,831,300, or by 11.4%, for the three and nine months ended September 30, 1996 as compared to the corresponding periods for 1995. Of the $80,000 increase in revenues for the three months ended September 30, 1996 as compared to the corresponding period in 1995, $41,500 was due to increases in the number of subscriptions for basic and premium services, $20,000 was due to increases in regulated service rates that were implemented by the Partnership in the second quarter of 1996, $15,000 due to the restructuring of The Disney Channel from a premium channel to a tier channel effective July 1, 1996 and $3,500 was due to an increase in other revenue producing items. Of the $186,800 increase in revenues for the nine months ended September 30, 1996 as compared to the corresponding period in 1995, $119,100 was due to increases in the number of subscriptions for basic and premium services, $56,800 was due to

                      ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

increases in regulated service rates that were implemented by the Partnership in the second quarter in each of 1995 and 1996 and $15,000 due to the restructuring of The Disney Channel discussed above. These increases were partially offset by a $4,100 decrease in other revenue producing items. As of September 30, 1996, the Partnership had approximately 6,800 homes subscribing to cable service and 2,100 premium service units.

         Service costs increased from $191,300 to $220,200, or by 15.1%, and from $532,800 to $591,100, or by 10.9%, for the three and nine months ended September 30, 1996 as compared to the corresponding periods in 1995. Service costs represent costs directly attributable to providing cable services to customers. Of the $28,900 increase in service costs for the three months ended September 30, 1996 as compared to the corresponding period in 1995, $29,000 related to increases in programming fees (including primary satellite fees), $5,800 was due to an increase in franchise fees and $4,100 was due to an increase in copyright fees. These increases were partially offset by a $10,700 increase in capitalization of labor and overhead costs due to more capital projects during the quarter ended September 30, 1996. Of the $58,300 increase in service costs for the nine months ended September 30, 1996 as compared to the corresponding period in 1995, $59,500 related to increases in programming fees (including primary satellite fees), $13,300 was due to an increase in property taxes, $8,800 was due to an increase in franchise fees and $6,000 was due to an increase in copyright fees. These increases were partially offset by a $31,800 increase in capitalization of labor and overhead costs due to more capital projects in the 1996 nine months period. The increases in programming fees during the three and nine months ended September 30, 1996 were primarily due to higher rates charged by programming suppliers, channel additions and increases in the number of subscriptions for services, and also included a $4,700 increase related to the restructuring of The Disney Channel discussed above. The increase in property taxes during the nine months ended September 30, 1996 was due to non-recurring credits taken against expense in the second quarter of 1995 to adjust estimated property taxes to reflect actual tax assessments in Georgia.

         General and administrative expenses remained relatively unchanged, increasing from $94,300 to $94,800 (less than one-percent) for the quarter ended September 30, 1996 compared to the corresponding period in 1995. General and administrative expenses increased from $283,500 to $298,500, or by 5.3%, for the nine months ended September 30, 1996 as compared to the corresponding period in 1995. Of the $15,000 increase for the nine months ended September 30, 1996 as compared to the corresponding period in 1995, $8,300 was due to an increase in bad debt expense and $6,600 was due to an increase in personnel costs.

         Management fees and reimbursed expenses increased from $52,900 to $59,000, or by 11.5%, and from $148,800 to $171,100, or by 15.0%, for the three and nine months ended September 30, 1996 as compared to the corresponding periods for 1995. Reimbursable expenses increased by $2,000 and $12,900 for the three and nine months ended September 30, 1996 from the comparable periods in 1995, primarily due to higher allocated personnel costs and professional fees. The nine months' increase was also due to higher allocated computer service expense. Management fees increased by $4,100 and $9,400 for the three and nine months ended September 30, 1996 from the corresponding 1995 periods in direct relation to increased revenues as described above.

                      ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

RESULTS OF OPERATIONS (CONCLUDED)

         Depreciation and amortization expense increased from $224,000 to $238,700, or by 6.6%, for the quarter ended September 30, 1996 and decreased from $747,500 to $674,900, or by 9.7%, for the nine months ended September 30, 1996 as compared to the corresponding periods in 1995. The increase during the quarter ended September 30, 1996 was due to asset additions to extend the Partnership's plant into new communities while the decrease during the nine month period was primarily due to a reduction in 1995 in the estimated remaining life of existing plant being replaced and due to certain intangible assets becoming fully amortized in 1995.

         Operating income increased from $8,500 to $38,300 for the quarter ended September 30, 1996 as compared to the corresponding 1995 period and increased from an operating loss of $68,100 for the first nine months of 1995 to operating income of $95,700 for the nine months ended September 30, 1996. The three month increase was due to increased revenues while the nine month increase was primarily due to increased revenues and decreased depreciation and amortization expense as described above.

         Interest expense, net of interest income, decreased from $43,500 to $35,700, or by 17.9%, and from $144,000 to $109,600, or by 23.9%, for the three and nine months ended September 30, 1996 as compared to the corresponding periods for 1995. The three and nine months' decreases were primarily due to decreases in average borrowings from $1,750,200 and $1,810,500 in the three and nine months ended September 30, 1995 to $1,472,600 and $1,549,200 during the corresponding periods in 1996. These decreases were also due to lower average interest rates (9.5% and 9.6% during the three and nine months ended September 30, 1995 versus 8.9% and 9.0% in the corresponding periods in 1996).

         Due to the factors described above, the Partnership generated net income of $2,600 for the quarter ended September 30, 1996 compared to a net loss of $35,000 for the corresponding 1995 period. For the nine months ended September 30, 1996, the Partnership's net loss decreased from $212,100 to $13,900 for the first nine months of 1996 as compared to the first nine months of 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The FCC's amended rate regulation rules were implemented during the quarter ended September 30, 1994. Compliance with these rules has had a negative impact on the Partnership's revenues and cash flow.

         The Partnership's primary objective, having invested its net offering proceeds in cable systems, is to distribute to its partners all available cash flow from operations and proceeds from the sale of cable systems, if any, after providing for expenses, debt service and capital requirements relating to the expansion, improvement and upgrade of its cable systems. The Partnership currently relies exclusively on the availability of cash generated from operations to fund its ongoing expenses, debt service and capital requirements. In general, these requirements involve expansion, improvement and upgrade of
the Partnership's existing cable systems.   As of the date of this Report,
substantially all of the available channel capacity in the Partnership's systems is being utilized and each of such systems requires rebuilding. The rebuild program is presently estimated to require aggregate capital expenditures of approximately $8.0 million, although the majority of the total is not planned to be spent until 1998 and 1999. The largest of these rebuilds covers seven franchise areas in Georgia and is required by two existing franchising

                      ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

agreements, while two of the remaining five franchise agreements are under negotiation for renewal. The cost to rebuild the two franchise areas is estimated to be approximately $2.0 million. The Partnership's management believes that the Partnership's cash flow and other sources of capital will be adequate to meet its current liquidity requirements, which include necessary capital expenditures of approximately $700,000 in 1996, $300,000 of which is to extend the Partnership's systems to pass new serviceable homes in their franchise areas. To incur this level of capital expenditures, however, the Partnership will be required to continue to defer the payment of additional management fees in 1996. As of September 30, 1996, the Partnership owed the Corporate General Partner $1,026,200 for deferred management fees and reimbursable expenses, and also owed an affiliate in excess of $470,800 for programming fees. Failure to rebuild the cable systems in a timely fashion could have an adverse effect on the value of those systems compared to systems that have been rebuilt to a higher technical standard. Funding rebuild capital expenditures beyond 1996 will require refinancing the Partnership's term loan agreement, and there can be no assurance that the Partnership will be able to obtain such a refinancing on terms acceptable to the Partnership. Refinancing will be required in order for the Partnership to perform substantially all of its planned rebuild construction.

         As previously disclosed, in response to the FCC's amended rate regulation rules and the Partnership's capital expenditure requirements, distributions to Unitholders were discontinued subsequent to the distribution paid for the period ended May 31, 1994. As stated at the time of the announcement of this decision, management believes that it is critical for the Partnership to preserve its liquidity through the retention of cash. As a result, and because of the pending rebuild requirements discussed above, the Partnership does not anticipate paying distributions at any time in the foreseeable future.

         On September 30, 1996, the outstanding balance of the Partnership's term loan was $1,374,000 and is payable in quarterly installments ranging from $85,600 to $161,000, plus interest. Scheduled principal payments of $85,600 are required at December 31, 1996, $422,800 in 1997, $543,600 in 1998 and $322,000
in 1999. The Partnership made its scheduled 1996 principal repayments on April 1, July 16 and September 30.

         The Partnership's term loan agreement contains certain financial tests and other covenants including, among others, restrictions relating to acquisitions of cable systems and capital expenditures. The Partnership believes that it was in compliance with its debt covenants as of September 30, 1996.

         NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

                 Cash provided by operating activities increased by $407,600 from $613,300 for the nine months ended September 30, 1995 to $1,020,900 for the nine months ended September 30, 1996. Accounts payable and due to affiliates used $267,400 less cash in the 1996 period due to a decrease in the payment of liabilities owed to the Corporate General Partner and third-party creditors. Partnership operations generated $126,600 of additional cash after adding back non-cash depreciation and amortization charges. Changes in receivables, inventory balances and other assets provided $13,900 of additional cash in the first nine months of 1996.

                      ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.


LIQUITY AND CAPITAL RESOURCES (CONCLUDED)

         The Partnership used $160,300 more cash in investing activities during the nine months ended September 30, 1996 than in the comparable nine months of 1995 due to increases of $155,700 in expenditures for tangible assets and $4,900 in expenditures for intangible assets. The Partnership received $300 in proceeds from the sale of certain cable assets during the first nine months of 1996. Financing activities used $105,800 more cash in the nine months ended September 30, 1996 than in the prior year period due to an increase of $100,700 in the payment of outstanding debt and an increase of $5,100 in the payment of deferred loan costs related to the Partnership's note payable.

         Operating income before depreciation and amortization (EBITDA) as a percentage of revenues increased from 40.7% to 42.5% during the third quarter of 1996 and increased from 41.3% to 42.1% during the first nine months of 1996, compared to the corresponding 1995 periods. The three and nine months' increases were primarily due to increased revenues and increased capitalization of labor and overhead costs as described above. EBITDA increased from $232,500 to $277,000, or by 19.1%, and from $679,400 to $770,600, or by 13.4% for the three and nine months ended September 30, 1996 compared to the corresponding periods in 1995.


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



                                  By:      ENSTAR COMMUNICATIONS CORPORATION
                                           General Partner





Date:    November 12, 1996                 By:  /s/ Michael K. Menerey
                                                -----------------------------
                                                Michael K. Menerey
                                                Chief Financial Officer