Form 10-Q
period 1997-03-31
ENSTAR INCOME GROWTH PROGRAM SIX B L P
filed 1997-05-09
CIK 824779

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                          ----------------------------

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 1997
                               -----------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                                  ------------------       -----------------

                       Commission File Number     0-18495
                                                ------------

Enstar Income/Growth Program Six-B, L.P.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                          Georgia                              58-1754588
---------------------------------------------------   -------------------------
      (State or other jurisdiction of incorporation        (I.R.S. Employer
                     or organization)                  Identification Number)

           10900 Wilshire Boulevard - 15th Floor
                  Los Angeles, California                      90024
--------------------------------------------------       ----------------------
          (Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including                  (310) 824-9990
area code:                                           --------------------------


-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             -----  -----

                         PART I - FINANCIAL INFORMATION

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                            CONDENSED BALANCE SHEETS

                    ========================================

                                                                     December 31,        March 31,
                                                                        1996*              1997
                                                                     ------------     ------------
                                                                                       (Unaudited)
ASSETS:
   Cash and cash equivalents                                         $   353,500      $   205,200
   Accounts receivable, less allowance of $1,900 and
      $3,500 for possible losses                                          67,200           81,300
   Insurance claim receivable                                            250,500             --
   Prepaid expenses and other assets                                      61,600           57,900
   Property, plant and equipment, less accumulated
      depreciation and amortization of $2,621,500 and $2,778,300       3,593,400        3,574,400
   Franchise cost, net of accumulated
      amortization of $2,256,400 and $2,346,100                        2,053,300        1,961,700
   Intangible costs, net of accumulated amortization
      of $322,300 and $337,900                                           277,000          263,500
                                                                     -----------      -----------
                                                                     $ 6,656,500      $ 6,144,000
                                                                     ===========      ===========

                                    LIABILITIES AND PARTNERSHIP CAPITAL
                                    -----------------------------------
LIABILITIES:
   Accounts payable                                                  $   145,700      $   181,600
   Due to affiliates                                                   1,679,000        1,108,500
   Note payable                                                        1,288,400        1,288,400
                                                                     -----------      -----------
          TOTAL LIABILITIES                                            3,113,100        2,578,500
                                                                     -----------      -----------

COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT):
   General partners                                                      (37,200)         (37,000)
   Limited partners                                                    3,580,600        3,602,500
                                                                     -----------      -----------
          TOTAL PARTNERSHIP CAPITAL                                    3,543,400        3,565,500
                                                                     -----------      -----------
                                                                     $ 6,656,500      $ 6,144,000
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

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                    ========================================


                                                   Unaudited
                                           ------------------------
                                             Three months ended
                                                  March 31,
                                           ------------------------
                                              1996           1997
                                           ---------      ---------
REVENUES                                   $ 575,200      $ 730,800
                                           ---------      ---------
OPERATING EXPENSES:
   Service costs                             189,100        240,100
   General and administrative expenses        97,900        100,100
   General Partner management fees
      and reimbursed expenses                 54,200         66,300
   Depreciation and amortization             211,600        271,200
                                           ---------      ---------
                                             552,800        677,700
                                           ---------      ---------
OPERATING INCOME                              22,400         53,100
                                           ---------      ---------

OTHER INCOME (EXPENSE):
   Interest income                             1,300          2,100
   Interest expense                          (39,200)       (33,100)
                                           ---------      ---------
                                             (37,900)       (31,000)
                                           ---------      ---------
NET INCOME (LOSS)                          $ (15,500)     $  22,100
                                           =========      =========

NET INCOME (LOSS) PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                    $    (.42)     $     .60
                                           =========      =========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD            36,626         36,626
                                           =========      =========




            See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                            STATEMENTS OF CASH FLOWS

                    ========================================


                                                                      Unaudited
                                                              ------------------------
                                                                 Three months ended
                                                                      March 31,
                                                              ------------------------
                                                                 1996           1997
                                                              ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                          $ (15,500)     $  22,100
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
       Depreciation and amortization                            211,600        271,200
       Amortization of deferred loan costs                         --              500
       Increase from changes in:
         Receivables                                              1,800        236,400
         Prepaid expenses and other assets                        8,500          3,700
         Accounts payable                                        17,400         35,900
                                                              ---------      ---------
             Net cash provided by operating activities          223,800        569,800
                                                              ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                         (49,800)      (147,200)
   Increase in intangible assets                                 (4,100)          (400)
                                                              ---------      ---------
             Net cash used in investing activities              (53,900)      (147,600)
                                                              ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Due to affiliates                                            131,700       (570,500)
                                                              ---------      ---------
INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                  301,600       (148,300)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                        39,800        353,500
                                                              ---------      ---------
CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                           $ 341,400      $ 205,200
                                                              =========      =========




            See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                    ========================================


1.       INTERIM FINANCIAL STATEMENTS

         The accompanying condensed interim financial statements for the three months ended March 31, 1997 and 1996 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of results for the entire year.

2.       TRANSACTIONS WITH THE GENERAL PARTNER AND AFFILIATES

         The Partnership has a management and service agreement with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fee expense approximated $36,600 for the three months ended March 31, 1997.

         In addition to the monthly management fee described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiary are charged a proportionate share of these expenses. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $29,700 for the three months ended March 31, 1997. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

         The Partnership also receives certain system operating management services from affiliates of the Corporate General Partner in addition to the Manager due to the fact that there are no such employees directly employed by the Partnership. The Partnership reimburses the affiliates for its allocable share of the affiliates' operational costs. The total amount charged to the Partnership for these costs approximated $61,200 for the three months ended March 31, 1997. No management fee is payable to the affiliates by the Partnership and there is no duplication of reimbursed expenses and costs paid to the Manager.

         Certain programming services have been purchased through an affiliate of the Partnership. In turn, the affiliate charges the Partnership for these costs based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. The Partnership recorded programming fee expense of $131,200 for the three months ended March 31, 1997. Programming fees are included in service costs in the statements of operations.

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

4.       RECLASSIFICATIONS

         Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         On February 8, 1996, President Clinton signed into law the Telecommunications Act of 1996 (the "1996 Telecom Act"). This statute substantially changed the competitive and regulatory environment for telecommunications providers by significantly amending the Communications Act of 1934, including certain of the rate regulation provisions previously imposed by the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. The 1996 Telecom Act provides that certain of the rate regulations will be phased out altogether in 1999. Further, the regulatory environment will continue to change pending, among other things, the outcome of legal challenges and FCC rulemaking and enforcement activity in respect of the 1992 Cable Act and the 1996 Telecom Act. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historical financial results as described below are not necessarily indicative of future performance.

         This Report includes certain forward looking statements regarding, among other things, future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to the Partnership. Such forward looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Partnership. In addition to the information provided herein, reference is made to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996 for additional information regarding such matters and the effect thereof on the Partnership's business.

RESULTS OF OPERATIONS

         The Partnership's revenues increased from $575,200 to $730,800, or by 27.1%, for the quarter ended March 31, 1997 as compared to the corresponding period in 1996. Of the $155,600 increase, $69,900 was due to increases in regulated service rates that were implemented by the Partnership in the second and fourth quarters of 1996, $46,300 was due to increases in the number of subscriptions for basic and premium services, $24,500 was due to increases in other revenue producing items consisting primarily of advertising sales revenue and incentive fees from programmers, and $14,900 was due to the restructuring of The Disney Channel from a premium channel to a tier channel effective July 1, 1996. As of March 31, 1997, the Partnership had approximately 7,200 homes subscribing to cable service and 2,100 premium service units.

         Service costs increased from $189,100 to $240,100, or by 27.0%, for the quarter ended March 31, 1997 as compared to the corresponding period in 1996. Service costs represent costs directly attributable to providing cable services to customers. Of the $51,000 increase, $28,900 related to increases in programming fees (including primary satellite fees), $10,800 was due to an increase in franchise fees and $4,100 was due to a decrease in capitalization of labor and overhead expense due to fewer capital projects in the first quarter of 1997. The increase in programming fees during the three months ended March 31, 1997 was due to higher rates charged by programming suppliers, increases in the number of subscriptions for services and a $5,100 increase related to the restructuring of The Disney Channel discussed above.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

RESULTS OF OPERATIONS (CONCLUDED)

         General and administrative expenses increased from $97,900 to $100,100, or by 2.2%, for the quarter ended March 31, 1997 as compared to the corresponding period in 1996. Of the $2,200 increase, $2,700 was due to an increase in personnel costs and $1,900 was due to an increase in advertising sales expense. These increases were partially offset by a $2,000 decrease in insurance premiums.

         Management fees and reimbursed expenses increased from $54,200 to $66,300, or by 22.3%, for the quarter ended March 31, 1997 as compared to the corresponding period in 1996. Of the $12,100 increase, management fees increased by $7,800 in direct relation to increased revenues as described above and reimbursed expenses increased by $4,300, primarily due to higher allocated personnel costs, professional fees and telephone expense.

         Depreciation and amortization expense increased from $211,600 to $271,200, or by 28.2%, for the quarter ended March 31, 1997 as compared to the corresponding period in 1996 primarily due to a reduction in the estimated remaining life of existing plant, which is scheduled to be rebuilt in 1998 and 1999.

         Operating income increased from $22,400 to $53,100 for the quarter ended March 31, 1997 as compared to the corresponding period in 1996 primarily due to increases in revenues as described above.

         Interest expense, net of interest income, decreased from $37,900 to $31,000, or by 18.2%, for the quarter ended March 31, 1997 as compared to the corresponding period in 1996, primarily due to a decrease in average borrowings to $1,288,400 during the quarter ended March 31, 1997 from $1,630,700 during the corresponding period in 1996.

         Due to the factors described above, the Partnership generated net income of $22,100 for the quarter ended March 31, 1997 compared to a net loss of $15,500 for the corresponding period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

         The Partnership's primary objective, having invested its net offering proceeds in cable systems, is to distribute to its partners all available cash flow from operations and proceeds from the sale of cable systems, if any, after providing for expenses, debt service and capital requirements relating to the expansion, improvement and upgrade of its cable systems. The Partnership currently relies exclusively on the availability of cash generated from operations to fund its ongoing expenses, debt service and capital requirements. In general, these requirements involve expansion, improvement and upgrade of the Partnership's existing cable systems. As of the date of this Report, substantially all of the available channel capacity in the Partnership's systems is being utilized and each of such systems requires rebuilding. The desired rebuild program is presently estimated to require aggregate capital expenditures of approximately $7.2 million, although the majority of the total is not planned to be spent until 1998 and 1999. These rebuilds cover seven franchise areas in Georgia and are required by two existing franchise agreements. The cost to rebuild the two franchise areas is estimated to be approximately $1.8 million and must be completed by February 1999. Two of the remaining five franchise agreements are under negotiation for renewal. The Partnership's management believes that the Partnership's cash flow and other sources of capital will be adequate to meet its current liquidity requirements, which include necessary capital expenditures of

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

approximately $687,000 in 1997, $223,000 of which is to extend the Partnership's systems to pass new serviceable homes in their franchise areas. To incur this level of capital expenditures, however, the Partnership will be required to continue to defer the payment of a portion of its previously deferred management fees. As of March 31, 1997, the Partnership owed the Corporate General Partner $659,100 for deferred management fees and reimbursable expenses, and also owed an affiliate in excess of $318,000 for programming fees. Failure to rebuild the cable systems in a timely fashion could have a material adverse effect on the value of those systems compared to systems that have been rebuilt to a higher technical standard. The Partnership's term loan agreement restricts capital expenditures to $700,000 in 1996 and thereafter. Funding rebuild capital expenditures beyond 1997 will, therefore, most likely require refinancing of the Partnership's credit arrangements, and there can be no assurance that the Partnership will be able to obtain such a refinancing on terms acceptable to the Partnership. Refinancing will be required in order for the Partnership to perform substantially all of its planned rebuild construction, although refinancing alone may still not permit all the rebuilds to be completed due to limitations on indebtedness imposed by the partnership agreement, which is discussed below.

         As previously disclosed, in response to the FCC's amended rate regulation rules and the Partnership's capital expenditure requirements, distributions to Unitholders were discontinued in July 1994. As stated at the time of the announcement of this decision, management believes that it is critical for the Partnership to preserve its liquidity though the retention of cash. As a result, and because of the pending rebuild requirements discussed above, the Partnership does not anticipate paying distributions at any time in the foreseeable future.

         On March 31, 1997, the outstanding balance of the Partnership's term loan was $1,288,400 and is payable in quarterly installments ranging from $105,700 to $161,000, plus interest. The term loan agreement requires principal payments of $422,800 in 1997, $543,600 in 1998 and $322,000 in 1999. The
Partnership made its first scheduled 1997 principal repayment on April 9, 1997, which reduced its outstanding borrowings to $1,182,750.

         The Partnership's term loan agreement contains certain financial tests and other covenants including, among others, restrictions relating to acquisitions of cable systems and capital expenditures. The Partnership believes that it was in compliance with its debt covenants as of March 31, 1997.

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

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

LIQUIDITY AND CAPITAL RESOURCES (CONCLUDED)

         THREE MONTHS ENDED MARCH 31, 1997 AND 1996

         Cash provided by operating activities increased by $346,000 from $223,800 for the three months ended March 31, 1996 to $569,800 for the three months ended March 31, 1997. This increase was primarily due to a $234,600 reduction in receivable balances that resulted, in part, from an insurance settlement for storm damage to the Partnership's Georgia cable systems. Partnership operations generated $97,700 more cash in the 1997 quarter after adding back non-cash depreciation and amortization charges. The Partnership used $18,500 less cash for prepaid expenses and accounts payable due to differences in the timing of payments.

         The Partnership used $93,600 more cash in investing activities during the three months ended March 31, 1997 than in the comparable three months of 1996 due to an increase of $97,400 in expenditures for tangible assets partially offset by a decrease of $3,700 in expenditures for intangible assets. Financing activities used $702,200 more cash in the first three months of 1997 than in the comparable 1996 quarter due to the payment of previously deferred amounts owed to the Corporate General Partner.

         Operating income before depreciation and amortization (EBITDA) as a percentage of revenue increased from 40.7% to 44.4% during the first three months of 1997 compared to the corresponding 1996 period. The change was primarily due to increased revenue. EBITDA increased from $234,000 to $324,300, or by 38.6%, for the three months ended March 31, 1997 as compared to the first three months of 1996.

INFLATION

         Certain of the Partnership's expenses, such as those for equipment repair and replacement, billing and marketing generally increase with inflation. However, the Partnership does not believe that its financial results have been, or will be, adversely affected by inflation in a material way.

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



                                     By:  ENSTAR COMMUNICATIONS CORPORATION
                                          General Partner






Date:  May 6, 1997                   By:  /s/ Michael K. Menerey
                                          -------------------------
                                          Michael K. Menerey,
                                          Chief Financial Officer