Form 10-Q
period 1997-06-30
ENSTAR INCOME GROWTH PROGRAM SIX B L P
filed 1997-08-12
CIK 824779

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 1997
                               -------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

                        Commission File Number    0-18495
                                                -----------

Enstar Income/Growth Program Six-B, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           Georgia                                             58-1754588
-------------------------------                          ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)


10900 Wilshire Boulevard - 15th Floor
       Los Angeles, California                                   90024
----------------------------------------                 ----------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:   (310) 824-9990
                                                     ----------------


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

                            CONDENSED BALANCE SHEETS

                ================================================


                                                                        December 31,         June 30,
                                                                           1996*               1997
                                                                        ------------        -----------
                                                                                            (Unaudited)
ASSETS:
   Cash and cash equivalents                                            $   353,500         $   257,400

   Accounts receivable, less allowance of $1,900 and
      $3,700 for possible losses                                             67,200              76,200

   Insurance claim receivable                                               250,500                --

   Prepaid expenses and other assets                                         61,600              62,100

   Property, plant and equipment, less accumulated
      depreciation and amortization of $2,621,500 and $2,936,000          3,593,400           3,529,000

   Franchise cost, net of accumulated
      amortization of $2,256,400 and $2,435,900                           2,053,300           1,872,000

   Intangible costs, net of accumulated amortization
      of $322,300 and $350,700                                              277,000             249,500
                                                                        -----------         -----------

                                                                        $ 6,656,500         $ 6,046,200
                                                                        ===========         ===========

                                 LIABILITIES AND PARTNERSHIP CAPITAL
                                 -----------------------------------

LIABILITIES:
   Accounts payable                                                     $   145,700         $   162,500
   Due to affiliates                                                      1,679,000           1,232,500
   Note payable                                                           1,288,400           1,077,100
                                                                        -----------         -----------

          TOTAL LIABILITIES                                               3,113,100           2,472,100
                                                                        -----------         -----------

COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT):
   General partners                                                         (37,200)            (36,900)
   Limited partners                                                       3,580,600           3,611,000
                                                                        -----------         -----------

          TOTAL PARTNERSHIP CAPITAL                                       3,543,400           3,574,100
                                                                        -----------         -----------

                                                                        $ 6,656,500         $ 6,046,200
                                                                        ===========         ===========


               *As presented in the audited financial statements.
            See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                ================================================


                                                               Unaudited
                                                       ---------------------------
                                                           Three months ended
                                                                June 30,
                                                       ---------------------------
                                                         1996              1997
                                                       ---------         ---------
REVENUES                                               $ 605,100         $ 727,100
                                                       ---------         ---------

OPERATING EXPENSES:
   Service costs                                         181,800           243,300
   General and administrative expenses                   105,800           101,900
   General Partner management fees
      and reimbursed expenses                             57,900            68,100
   Depreciation and amortization                         224,600           275,900
                                                       ---------         ---------

                                                         570,100           689,200
                                                       ---------         ---------

OPERATING INCOME                                          35,000            37,900
                                                       ---------         ---------

OTHER INCOME (EXPENSE):
   Interest income                                         1,900             2,100
   Interest expense                                      (37,900)          (31,400)
                                                       ---------         ---------

                                                         (36,000)          (29,300)
                                                       ---------         ---------

NET INCOME (LOSS)                                      $  (1,000)        $   8,600
                                                       =========         =========

Net income allocated to General Partners               $    --           $     100
                                                       =========         =========

Net income (loss) allocated to Limited Partners        $  (1,000)        $   8,500
                                                       =========         =========

NET INCOME (LOSS) PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                $    (.03)        $     .23
                                                       =========         =========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                        36,626            36,626
                                                       =========         =========


            See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                ================================================


                                                                  Unaudited
                                                       -------------------------------
                                                              Six months ended
                                                                  June 30,
                                                       -------------------------------
                                                          1996                1997
                                                       -----------         -----------
REVENUES                                               $ 1,180,300         $ 1,457,900
                                                       -----------         -----------

OPERATING EXPENSES:
   Service costs                                           370,900             483,400
   General and administrative expenses                     203,700             202,000
   General Partner management fees
      and reimbursed expenses                              112,100             134,400
   Depreciation and amortization                           436,200             547,100
                                                       -----------         -----------

                                                         1,122,900           1,366,900
                                                       -----------         -----------

OPERATING INCOME                                            57,400              91,000
                                                       -----------         -----------

OTHER INCOME (EXPENSE):
   Interest income                                           3,200               4,200
   Interest expense                                        (77,100)            (64,500)
                                                       -----------         -----------

                                                           (73,900)            (60,300)
                                                       -----------         -----------

NET INCOME (LOSS)                                      $   (16,500)        $    30,700
                                                       ===========         ===========

Net income (loss) allocated to General Partners        $      (200)        $       300
                                                       ===========         ===========

Net income (loss) allocated to Limited Partners        $   (16,300)        $    30,400
                                                       ===========         ===========

NET INCOME (LOSS) PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                $      (.45)        $       .83
                                                       ===========         ===========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                          36,626              36,626
                                                       ===========         ===========


            See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                            STATEMENTS OF CASH FLOWS

                ================================================


                                                                                Unaudited
                                                                        ---------------------------
                                                                             Six months ended
                                                                                 June 30,
                                                                        ---------------------------
                                                                          1996              1997
                                                                        ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                    $ (16,500)        $  30,700
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
       Depreciation and amortization                                      436,200           547,100
       Amortization of deferred loan costs                                    400               900
       Increase (decrease) from changes in:
         Receivables                                                        5,200           241,500
         Prepaid expenses and other assets                                  6,800              (500)
         Accounts payable                                                  33,100            16,800
                                                                        ---------         ---------

             Net cash provided by operating activities                    465,200           836,500
                                                                        ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                  (374,500)         (272,900)
   Increase in intangible assets                                          (13,400)           (1,900)
                                                                        ---------         ---------

             Net cash used in investing activities                       (387,900)         (274,800)
                                                                        ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Due to affiliates                                                      243,800          (446,500)
   Repayment of debt                                                      (85,600)         (211,300)
   Deferred loan costs                                                     (5,000)             --
                                                                        ---------         ---------

             Net cash provided by (used in) financing activities          153,200          (657,800)
                                                                        ---------         ---------

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                            230,500           (96,100)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                  39,800           353,500
                                                                        ---------         ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                     $ 270,300         $ 257,400
                                                                        =========         =========


            See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     =======================================


1.       INTERIM FINANCIAL STATEMENTS

         The accompanying condensed interim financial statements for the three and six months ended June 30, 1997 and 1996 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and six months ended June 30, 1997 are not necessarily indicative of results for the entire year.

2.       TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

         The Partnership has a management and service agreement with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fee expense approximated $36,300 and $72,900 for the three and six months ended June 30, 1997.

         In addition to the monthly management fee described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiary are charged a proportionate share of these expenses. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $31,800 and $61,500 for the three and six months ended June 30, 1997. The payment of management fees and reimbursed expenses was deferred in prior years. The Partnership will be required to continue to defer the payment of a portion of its previously deferred management fees and reimbursable expenses, which approximated $654,200 as of June 30, 1997. The Partnership will be obligated to pay these deferred amounts at the point in time that liquidity improves. Management fees and reimbursed expenses due the Corporate General Partner are non-interest bearing.

         The Partnership also receives certain system operating management services from affiliates of the Corporate General Partner in addition to the Manager due to the fact that there are no such employees directly employed by the Partnership. The Partnership reimburses the affiliates for its allocable share of the affiliates' operational costs. The total amount charged to the Partnership for these costs approximated $66,600 and $127,800 for the three and six months ended June 30, 1997. No management fee is payable to the affiliates by the Partnership and there is no duplication of reimbursed expenses and costs paid to the Manager.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (CONCLUDED)

                     =======================================


2.       TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES (CONCLUDED)

         Certain programming services have been purchased through an affiliate of the Partnership. In turn, the affiliate charges the Partnership for these costs based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. The Partnership recorded programming fee expense of $132,900 and $264,100 for the three and six months ended June 30, 1997. Programming fees are included in service costs in the statements of operations.

3.       EARNINGS PER UNIT OF LIMITED PARTNERSHIP INTEREST

         Earnings and losses per unit of limited partnership interest is based on the average number of units outstanding during the periods presented. For this purpose, earnings and losses have been allocated 99% to the Limited Partners and 1% to the General Partners. The General Partners do not own units of partnership interest in the Partnership, but rather hold a participation interest in the income, losses and distributions of the Partnership.

4.       RECLASSIFICATIONS

         Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         On February 8, 1996, President Clinton signed into law the Telecommunications Act of 1996 (the "1996 Telecom Act"). This statute substantially changed the competitive and regulatory environment for telecommunications providers by significantly amending the Communications Act of 1934, including certain of the rate regulation provisions previously imposed by the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"). Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. The 1996 Telecom Act provides that certain of the rate regulations will be phased out altogether in 1999. Further, the regulatory environment will continue to change pending, among other things, the outcome of legal challenges and Federal Communications Commission (the "FCC") rulemaking and enforcement activity in respect of the 1992 Cable Act and the 1996 Telecom Act. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historical financial results as described below are not necessarily indicative of future performance.

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

RESULTS OF OPERATIONS

         The Partnership's revenues increased from $605,100 to $727,100, or by 20.2%, and from $1,180,300 to $1,457,900, or by 23.5%, for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996. Of the $122,000 increase in revenues for the three months ended June 30, 1997 as compared to the corresponding period in 1996, $55,500 was due to increases in regulated service rates that were implemented by the Partnership in the second and fourth quarters of 1996, $33,900 was due to increases in the number of subscriptions for basic and premium services, $16,700 was due to increases in other revenue producing items and $15,900 was due to the restructuring of The Disney Channel from a premium channel to a tier channel effective July 1, 1996. Of the $277,600 increase in revenues for the six months ended June 30, 1997 as compared to the corresponding period in 1996, $125,800 was due to the increases in regulated service rates, $79,200 was due to increases in the number of subscriptions for basic and premium services, $41,200 was due to increases in other revenue producing items and $31,400 was due to the restructuring of The Disney Channel. As of June 30, 1997, the Partnership had approximately 7,300 homes subscribing to cable service and 1,700 premium service units.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

         Service costs increased from $181,800 to $243,300, or by 33.8%, and from $370,900 to $483,400, or by 30.3%, for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996. Service costs represent costs directly attributable to providing cable services to customers. The increase in both periods was primarily due to higher programming expense and franchise fees, and decreased capitalization of labor and overhead costs resulting from fewer capital projects. Programming expense increased primarily as a result of higher rates charged by program suppliers and increases in the number of subscriptions for services. Franchise fees increased in direct relation to the increase in revenues discussed above.

         General and administrative expenses decreased from $105,800 to $101,900, or by 3.7%, and remained relatively unchanged, decreasing from $203,700 to $202,000 (less than one percent), for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996. These decreases were primarily due to decreases in marketing expense and professional fees.

         Management fees and reimbursed expenses increased from $57,900 to $68,100, or by 17.6%, and from $112,100 to $134,400, or by 19.9%, for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996. Management fees increased in direct relation to increased revenues as described above. Reimbursed expenses increased primarily due to higher allocated personnel costs.

         Operating income before income taxes, depreciation and amortization (EBITDA) is a commonly used financial analysis tool for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA as a percentage of revenues increased from 42.9% to 43.2% and from 41.8% to 43.8% during the three and six months ended June 30, 1997 compared to the corresponding periods in 1996. The change was primarily due to increased revenues. EBITDA increased from $259,600 to $313,800, or by 20.9%, and from $493,600 to $638,100, or by 29.3%, during the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996. EBITDA should be considered in addition to and not as a substitute for net income and cash flows determined in accordance with generally accepted accounting principles as an indicator of financial performance and liquidity.

         Depreciation and amortization expense increased from $224,600 to $275,900, or by 22.8%, and from $436,200 to $547,100, or by 25.4%, for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996, primarily due to a reduction, beginning in 1997, in the estimated remaining life of existing plant, which is scheduled to be rebuilt in 1998 and 1999.

         Operating income increased from $35,000 to $37,900, or by 8.3%, and from $57,400 to $91,000, or by 58.5%, for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996, primarily due to increases in revenues as described above.

         Interest expense, net of interest income, decreased from $36,000 to $29,300, or by 18.6%, and from $73,900 to $60,300, or by 18.4%, for the three and six months ended June 30, 1997 as compared to the corresponding periods in 1996. The three and six months' decreases were primarily due to decreases in average borrowings.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.


RESULTS OF OPERATIONS (CONCLUDED)

         Due to the factors described above, the Partnership generated net income of $8,600 and $30,700 for the three and six months ended June 30, 1997 as compared with a net loss of $1,000 and $16,500 for the corresponding 1996 periods.

LIQUIDITY AND CAPITAL RESOURCES

         The Partnership's primary objective, having invested its net offering proceeds in cable systems, is to distribute to its partners all available cash flow from operations and proceeds from the sale of cable systems, if any, after providing for expenses, debt service and capital requirements relating to the expansion, improvement and upgrade of its cable systems. The Partnership currently relies exclusively on the availability of cash generated from operations to fund its ongoing expenses, debt service and capital requirements. In general, these requirements involve expansion, improvement and upgrade of the Partnership's existing cable systems. At times, the Partnership has supplemented its cash flow by deferring payments due to the Corporate General Partner and its affiliates.

         As of the date of this Report, substantially all of the available channel capacity in the Partnership's systems is being utilized and each of such systems requires rebuilding. The desired rebuild program is presently estimated to require aggregate capital expenditures of approximately $7.2 million, although the majority of the total is not planned to be spent until 1998 and 1999. These rebuilds cover seven franchise areas in Georgia and are required by two existing franchise agreements. The cost to rebuild the two franchise areas is estimated to be approximately $1.8 million and must be completed by February 1999. Two of the remaining five franchise agreements are under negotiation for renewal. The Partnership's management believes that the Partnership's cash flow and other sources of capital will be adequate to meet its current liquidity requirements in 1997, which include necessary capital expenditures of approximately $687,000 ($223,000 of which is to extend the Partnership's systems to pass new serviceable homes in their franchise areas). To incur this level of capital expenditures, however, the Partnership will be required to continue to defer the payment of a portion of its previously deferred management fees. As of June 30, 1997, the Partnership owed the Corporate General Partner $654,200 for deferred management fees and reimbursable expenses, and also owed an affiliate in excess of $450,400 for programming fees. Failure to rebuild the cable systems in a timely fashion could have a material adverse effect on the value of those systems compared to systems that have been rebuilt to a higher technical standard.

         The Partnership's term loan agreement restricts capital expenditures to $700,000 in 1996 and thereafter. Funding rebuild capital expenditures beyond 1997 will, therefore, most likely require refinancing of the Partnership's credit arrangements. Refinancing will be required in order for the Partnership to perform substantially all of its planned rebuild construction, although refinancing alone may still not permit all the rebuilds to be completed due to limitations on indebtedness imposed by the partnership agreement, which is discussed below.

         In an effort to obtain the necessary capital, the Corporate General Partner has engaged in discussions with a number of possible financing sources regarding the availability and terms of a replacement bank facility for the Partnership. These discussions have to date not been successful. The Corporate General Partner has generally been advised that an individual facility of the size needed by the Partnership is too

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

small to interest most banks which lend to the cable television industry. Accordingly, on June 6, 1997, the Corporate General Partner and an affiliated partnership formed Enstar Finance Company, LLC ("EFC"). The Corporate General Partner's objective is to have EFC obtain a secured bank facility of up to $35 million in order to provide funds that would in turn be advanced to the Partnership and certain of the other related partnerships managed by the Corporate General Partner. Such funds would be used to repay existing bank obligations and other liabilities of such partnerships and to provide capital to fund future rebuild and upgrade requirements. Based on discussions with prospective lenders, the Corporate General Partner believes that this structure, if implemented, will provide capital to the Partnership on terms more favorable than could be obtained on a "stand-alone" basis. Any advances by EFC will be independently collateralized by the individual partnership borrowers so that no partnership will be required to accept responsibility for borrowings made to other partnerships. The Corporate General Partner has received a commitment letter from two agent banks regarding the terms of a bank facility for EFC, although a definitive credit agreement has not been executed as of the date of this Report. The Corporate General Partner presently expects the EFC facility to be completed in the third quarter and, accordingly, contemplates that a loan will be made by EFC to the Partnership that will repay the existing facility.

         On June 30, 1997, the outstanding balance of the Partnership's term loan was $1,077,100, payable in quarterly installments ranging from $105,700 to $161,000, plus interest. The term loan agreement requires principal payments of $422,800 in 1997, $543,600 in 1998 and $322,000 in 1999. The Partnership made its first and second scheduled principal repayments of 1997 on April 9 and June 30, respectively.

         The Partnership's term loan agreement contains certain financial tests and other covenants including, among others, restrictions relating to acquisitions of cable systems and capital expenditures. The Partnership believes that it was in compliance with its debt covenants as of June 30, 1997.

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

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.


LIQUIDITY AND CAPITAL RESOURCES (CONCLUDED)

         SIX MONTHS ENDED JUNE 30, 1997 AND 1996

         Cash provided by operating activities increased by $371,300 from $465,200 for the six months ended June 30, 1996 to $836,500 for the six months ended June 30, 1997. This increase was primarily due to a $236,300 reduction in receivable balances that resulted, in part, from an insurance settlement for storm damage to the Partnership's Georgia cable systems. Partnership operations generated $158,600 more cash in the first six months of 1997 after adding back non-cash depreciation and amortization charges. The Partnership used $23,600 more cash for prepaid expenses and accounts payable due to differences in the timing of payments.

         The Partnership used $113,100 less cash in investing activities during the six months ended June 30, 1997 than in the comparable six months of 1996 due to a decrease of $101,600 in expenditures for tangible assets and a decrease of $11,500 in expenditures for intangible assets. Financing activities used cash totaling $657,800 in the first six months of 1997 as compared with the first half of 1996 when financing activities provided cash of $153,200. The Partnership used cash approximating $446,500 in the first six months of 1997 to pay previously deferred amounts owed to the Corporate General Partner. In the corresponding 1996 period, the Partnership deferred payment of $243,800 of management fees and reimbursable expenses charged to the Partnership by the Corporate General Partner. The Partnership also used $125,700 more cash in the 1997 period for the repayment of debt. In the first six months of 1996, the Partnership used $5,000 more cash than in the comparable 1997 period for the payment of deferred loan costs related to a 1996 loan amendment.

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


                                       By: ENSTAR COMMUNICATIONS CORPORATION
                                           General Partner




Date:  August 12, 1997                 By:  /s/ Michael K. Menerey
                                           ----------------------------
                                           Michael K. Menerey,
                                           Chief Financial Officer