Form 10-Q
period 1997-09-30
ENSTAR INCOME GROWTH PROGRAM SIX B L P
filed 1997-11-13
CIK 824779

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 1997
                                 ---------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

                       Commission File Number   0-18495
                                                --------

Enstar Income/Growth Program Six-B, L.P.
             (Exact name of Registrant as specified in its charter)

          Georgia                                               58-1754588
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

 10900 Wilshire Boulevard - 15th Floor
      Los Angeles, California                                      90024
----------------------------------------                  ----------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:   (310) 824-9990
                                                    ------------------


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

                            CONDENSED BALANCE SHEETS

                 ==============================================

                                                                              December 31,     September 30,
                                                                                 1996*             1997
                                                                              -----------       -----------
                                                                                                (Unaudited)
ASSETS:
   Cash and cash equivalents                                                  $   353,500       $   275,500

   Accounts receivable, less allowance of $1,900 and
      $4,100 for possible losses                                                   67,200            78,600

   Insurance claim receivable                                                     250,500              --

   Prepaid expenses and other assets                                               61,600            61,100

   Property, plant and equipment, less accumulated
      depreciation and amortization of $2,621,500 and $3,089,200                3,593,400         3,486,100

   Franchise cost, net of accumulated
      amortization of $2,256,400 and $2,525,600                                 2,053,300         1,786,700

   Intangible costs, net of accumulated amortization
      of $322,300 and $369,300                                                    277,000           266,600
                                                                              -----------       -----------

                                                                              $ 6,656,500       $ 5,954,600
                                                                              ===========       ===========

                                LIABILITIES AND PARTNERSHIP CAPITAL
                                -----------------------------------
LIABILITIES:
   Accounts payable                                                           $   145,700       $   200,000
   Due to affiliates                                                            1,679,000           441,100
   Note payable                                                                 1,288,400              --
   Note payable - affiliate                                                          --           1,750,000
                                                                              -----------       -----------

          TOTAL LIABILITIES                                                     3,113,100         2,391,100
                                                                              -----------       -----------

COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT):
   General partners                                                               (37,200)          (37,000)
   Limited partners                                                             3,580,600         3,600,500
                                                                              -----------       -----------

          TOTAL PARTNERSHIP CAPITAL                                             3,543,400         3,563,500
                                                                              -----------       -----------

                                                                              $ 6,656,500       $ 5,954,600
                                                                              ===========       ===========

               *As presented in the audited financial statements.
            See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                 ==============================================


                                                                      Unaudited
                                                            -----------------------------
                                                                  Three months ended
                                                                    September 30,
                                                            -----------------------------
                                                               1996              1997
                                                            -----------       -----------
REVENUES                                                    $   651,000       $   727,600
                                                            -----------       -----------

OPERATING EXPENSES:
   Service costs                                                220,200           244,000
   General and administrative expenses                           94,800           120,200
   General Partner management fees
      and reimbursed expenses                                    59,000            66,400
   Depreciation and amortization                                238,700           278,900
                                                            -----------       -----------

                                                                612,700           709,500
                                                            -----------       -----------

OPERATING INCOME                                                 38,300            18,100
                                                            -----------       -----------

OTHER INCOME (EXPENSE):
   Interest income                                                1,400             4,200
   Interest expense                                             (37,100)          (32,900)
                                                            -----------       -----------

                                                                (35,700)          (28,700)
                                                            -----------       -----------

NET INCOME (LOSS)                                           $     2,600       $   (10,600)
                                                            ===========       ===========

Net income (loss) allocated to General Partners             $      --         $      (100)
                                                            ===========       ===========

Net income (loss) allocated to Limited Partners             $     2,600       $   (10,500)
                                                            ===========       ===========

NET INCOME (LOSS) PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                     $      0.07       $     (0.29)
                                                            ===========       ===========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                               36,626            36,626
                                                            ===========       ===========


            See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                 ==============================================


                                                                      Unaudited
                                                            -----------------------------
                                                                  Nine months ended
                                                                    September 30,
                                                            -----------------------------
                                                                1996              1997
                                                            -----------       -----------
REVENUES                                                    $ 1,831,300       $ 2,185,500
                                                            -----------       -----------

OPERATING EXPENSES:
   Service costs                                                591,100           727,400
   General and administrative expenses                          298,500           322,200
   General Partner management fees
      and reimbursed expenses                                   171,100           200,800
   Depreciation and amortization                                674,900           826,000
                                                            -----------       -----------

                                                              1,735,600         2,076,400
                                                            -----------       -----------

OPERATING INCOME                                                 95,700           109,100
                                                            -----------       -----------

OTHER INCOME (EXPENSE):
   Interest income                                                4,600             8,400
   Interest expense                                            (114,200)          (97,400)
                                                            -----------       -----------

                                                               (109,600)          (89,000)
                                                            -----------       -----------

NET INCOME (LOSS)                                           $   (13,900)      $    20,100
                                                            ===========       ===========

Net income (loss) allocated to General Partners             $      (100)      $       200
                                                            ===========       ===========

Net income (loss) allocated to Limited Partners             $   (13,800)      $    19,900
                                                            ===========       ===========

NET INCOME (LOSS) PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                     $     (0.38)      $      0.54
                                                            ===========       ===========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                               36,626            36,626
                                                            ===========       ===========


            See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                            STATEMENTS OF CASH FLOWS

                 ==============================================


                                                                                    Unaudited
                                                                           -----------------------------
                                                                                 Nine months ended
                                                                                   September 30,
                                                                           -----------------------------
                                                                               1996              1997
                                                                           -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                       $   (13,900)      $    20,100
   Adjustments to reconcile net income (loss) to net cash
      provided by operating activities:
       Depreciation and amortization                                           674,900           826,000
       Amortization of deferred loan costs                                         800             4,500
       Increase from changes in:
         Receivables                                                             1,000           239,100
         Prepaid expenses and other assets                                       1,000               500
         Accounts payable                                                       13,400            54,300
                                                                           -----------       -----------

             Net cash provided by operating activities                         677,200         1,144,500
                                                                           -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                       (546,000)         (404,000)
   Increase in intangible assets                                               (24,300)           (7,300)
   Proceeds from sale of cable assets                                              300              --
                                                                           -----------       -----------

             Net cash used in investing activities                            (570,000)         (411,300)
                                                                           -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Due to affiliates                                                           343,700        (1,237,900)
   Repayment of debt                                                          (256,700)       (1,288,400)
   Borrowings from note payable - affiliate                                       --           1,750,000
   Deferred loan costs                                                          (5,100)          (34,900)
                                                                           -----------       -----------

             Net cash provided by (used in) financing activities                81,900          (811,200)
                                                                           -----------       -----------

INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                                 189,100           (78,000)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                       39,800           353,500
                                                                           -----------       -----------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                        $   228,900       $   275,500
                                                                           ===========       ===========


            See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                 ==============================================

1.       INTERIM FINANCIAL STATEMENTS

         The accompanying condensed interim financial statements for the three and nine months ended September 30, 1997 and 1996 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and nine months ended September 30, 1997 are not necessarily indicative of results for the entire year.

2.       TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

         The Partnership has a management and service agreement with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fee expense approximated $36,400 and $109,300 for the three and nine months ended September 30, 1997.

         In addition to the monthly management fee described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiary are charged a proportionate share of these expenses. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $30,000 and $91,500 for the three and nine months ended September 30, 1997. The payment of management fees and reimbursed expenses was deferred in prior years. On September 30, 1997, the Partnership obtained new financing and subsequently used such borrowings and other available cash to pay $387,500 of its previously deferred management fees and reimbursed expenses, which approximated $632,100. The remainder of these deferred amounts was contributed as an equity contribution by the Corporate General Partner to its subsidiary, Enstar Finance Company, LLC. See Item 2., "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

         The Partnership also receives certain system operating management services from affiliates of the Corporate General Partner in addition to the Manager due to the fact that there are no such employees directly employed by the Partnership. The Partnership reimburses the affiliates for its allocable share of the affiliates' operational costs. The total amount charged to the Partnership for these costs approximated $66,000 and $193,800 for the three and nine months ended September 30, 1997. No management fee is payable to the affiliates by the Partnership and there is no duplication of reimbursed expenses and costs paid to the Manager.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                 ==============================================


2.       TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES (CONTINUED)

         Certain programming services have been purchased through an affiliate of the Partnership. In turn, the affiliate charges the Partnership for these costs based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. The Partnership recorded programming fee expense of $129,600 and $393,700 for the three and nine months ended September 30, 1997. On September 30, 1997, the Partnership paid the affiliate $408,000 for previously deferred programming fees. Programming fees are included in service costs in the statements of operations.

3.       NOTE PAYABLE

         On September 30, 1997, the Partnership refinanced its existing debt with a credit facility from a subsidiary of the Corporate General Partner, Enstar Finance Company, LLC ("EFC"). EFC obtained a secured bank facility of $35 million from two agent banks in order to provide funds that would in turn be advanced to the Partnership and certain of the other related partnerships managed by the Corporate General Partner. The Partnership entered into a loan agreement with EFC for a loan facility (the "Facility") of $2,528,900 of which $1,750,000 was advanced to the Partnership at closing. Such funds together with available cash were used to repay the Partnership's existing note payable balance of $1,077,100 and related accrued interest.

         The Partnership's Facility will mature on August 31, 2001, at which time all funds previously advanced will be due in full. Borrowings bear interest at the lender's base rate (8.5% at September 30, 1997), as defined, plus 0.625%, or at an offshore rate, as defined, plus 1.875%. The Partnership is permitted to prepay amounts outstanding under the Facility at any time without penalty, and is able to reborrow throughout the term of the Facility up to the maximum commitment then available so long as no event of default exists. If the Partnership has "excess cash flow" (as defined in its loan agreement) and has leverage in excess of 4.25 to 1, or receives proceeds from sales of its assets in excess of a specified amount, the Partnership is required to make mandatory prepayments under the Facility. Such prepayments permanently reduce the maximum commitment under the Facility. The Partnership is also required to pay a commitment fee of 0.5% per annum on the unused portion of its Facility, and an annual administrative fee. Advances by EFC under its partnership loan facilities are independently collateralized by individual partnership borrowers so that no partnership is liable for borrowings made to other partnerships. Borrowings under the Partnership's Facility are collateralized by substantially all assets of the Partnership. At closing, the Partnership paid to EFC a $25,700 facility fee. This represented the Partnership's pro rata portion of a similar fee paid by EFC to its lenders.

         The Facility contains certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sale of assets, partner distributions, acquisitions and other covenants, defaults and conditions. The Corporate General Partner believes the Partnership was in compliance with the covenants at September 30, 1997.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                 ==============================================


3.       NOTE PAYABLE (CONTINUED)

         The Corporate General Partner contributed a $244,600 receivable balance due from the Partnership for deferred management fees and reimbursed expenses as an equity contribution to EFC. This balance remains an outstanding obligation of the Partnership.

4.       EARNINGS PER UNIT OF LIMITED PARTNERSHIP INTEREST

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

5.       RECLASSIFICATIONS

         Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") required the Federal Communications Commission ("FCC") to, among other things, implement extensive regulation of the rates charged by cable television systems for basic and programming service tiers, installation, and customer premises equipment leasing. Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. The Telecommunications Act of 1996 (the "1996 Telecom Act") substantially changed the competitive and regulatory environment for cable television and telecommunications service providers. Among other changes, the 1996 Telecom Act provides that the regulation of programming service tiers will be phased out altogether in 1999. The regulatory environment will continue to change pending, among other things, the outcome of legal challenges and FCC rulemaking and enforcement activity in respect of the 1992 Cable Act and the 1996 Telecom Act. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historical financial results as described below are not necessarily indicative of future performance.

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

RESULTS OF OPERATIONS

         The Partnership's revenues increased from $651,000 to $727,600, or by 11.8%, and from $1,831,300 to $2,185,500, or by 19.3%, for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996. Of the $76,600 increase in revenues for the three months ended September 30, 1997 as compared to the corresponding period in 1996, $50,900 was due to increases in regulated service rates that were implemented by the Partnership in the fourth quarter of 1996 and the third quarter of 1997, $21,100 was due to increases in the number of subscriptions for basic and tier services and $4,600 was due to increases in other revenue producing items. Of the $354,200 increase in revenues for the nine months ended September 30, 1997 as compared to the corresponding period in 1996, $171,100 was due to the increases in regulated service rates, $106,500 was due to increases in the number of subscriptions for basic, premium and tier services, $30,800 was due to the restructuring of The Disney Channel from a premium channel to a tier channel effective July 1, 1996, $27,100 was due to increases in advertising sales revenue and $18,700 was due to increases in other revenue producing items. As of September 30, 1997, the Partnership had approximately 7,200 homes subscribing to cable service and 1,500 premium service units.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

         Service costs increased from $220,200 to $244,000, or by 10.8%, and from $591,100 to $727,400, or by 23.1%, for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996. Service costs represent costs directly attributable to providing cable services to customers. The increase in both periods was primarily due to higher programming expense and decreased capitalization of labor and overhead costs resulting from fewer capital projects in 1997. The increase for the nine months was also due to higher franchise fees, which increased in direct relation to increased revenues. Programming expense increased primarily as a result of higher rates charged by program suppliers and increases in the number of subscriptions for services.

         General and administrative expenses increased from $94,800 to $120,200, or by 26.8%, and from $298,500 to $322,200, or by 7.9%, for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996. The increase for the three months was primarily due to a $14,400 increase in bad debt expense, a $4,300 increase in compliance costs associated with reregulation by the FCC and a $3,900 increase in professional fees. The increase for the nine months was primarily due to a $17,400 increase in bad debt expense and a $6,100 increase in advertising sales expense.

         Management fees and reimbursed expenses increased from $59,000 to $66,400, or by 12.5%, and from $171,100 to $200,800, or by 17.4%, for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996. Management fees increased in direct relation to increased revenues as described above. Reimbursed expenses increased primarily due to higher allocated personnel costs.

         Operating income before income taxes, depreciation and amortization (EBITDA) is a commonly used financial analysis tool for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA as a percentage of revenues decreased from 42.5% to 40.8% during the three months ended September 30, 1997 and increased from 42.1% to 42.8% during the nine months ended September 30, 1997 compared to the corresponding periods in 1996. The decrease for the quarter was due to higher bad debt expense and programming fees and decreases in the capitalization of labor and overhead costs as discussed above. The increase for the nine months was primarily due to increased revenues. EBITDA increased from $277,000 to $297,000, or by 7.2%, and from $770,600 to $935,100, or by 21.3%, during the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996. EBITDA should be considered in addition to and not as a substitute for net income and cash flows determined in accordance with generally accepted accounting principles as an indicator of financial performance and liquidity.

         Depreciation and amortization expense increased from $238,700 to $278,900, or by 16.8%, and from $674,900 to $826,000, or by 22.4%, for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996, primarily due to a reduction, beginning in 1997, in the estimated remaining life of existing plant, which is scheduled to be rebuilt in 1998 and 1999.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

         Operating income decreased from $38,300 to $18,100, or by 52.7%, for the three months ended September 30, 1997, and increased from $95,700 to $109,100, or by 14.0%, for the nine months ended September 30, 1997 as compared to the corresponding periods in 1996. The decrease for the three months was primarily due to increases in depreciation and amortization expense as described above. The increase for the nine months was primarily due to increased revenues as described above.

         Interest expense, net of interest income, decreased from $35,700 to $28,700, or by 19.6%, and from $109,600 to $89,000, or by 18.8%, for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996. The three and nine months' decreases were primarily due to decreases in average borrowings.

         Due to the factors described above, the Partnership generated a net loss of $10,600 for the three months ended September 30, 1997 as compared to net income of $2,600 in the corresponding period in 1996. For the nine months ended September 30, 1997, the Partnership generated net income of $20,100 compared to a net loss of $13,900 for the corresponding period in 1996.

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

         As of the date of this Report, substantially all of the available channel capacity in the Partnership's systems is being utilized and each of such systems requires rebuilding. The desired rebuild program is presently estimated to require aggregate capital expenditures of approximately $7.2 million, although the majority of the total is not planned to be spent until 1998 and 1999. These rebuilds cover seven franchise areas in Georgia and are currently required in two existing franchise agreements. The cost to rebuild the two franchise areas is estimated to be approximately $1.8 million and must be completed by February 1999. Three of the remaining five franchise agreements are under negotiation for renewal. The Partnership's management believes that the Partnership's cash flow will be adequate to fund its 1997 budgeted capital expenditures of approximately $625,000 ($223,000 of which is to extend the Partnership's systems to pass new serviceable homes in their franchise areas). Capital expenditures amounted to $404,100 during the first nine months of 1997.

         Funding rebuild capital expenditures beyond 1997, however, will require new sources of capital. In an effort to obtain the necessary capital, the Corporate General Partner had engaged in discussions with a number of possible financing sources regarding the availability and terms of a replacement bank facility for the Partnership. These discussions were not successful. The Corporate General Partner was generally advised that an individual facility of the size needed by the Partnership is too small to interest most banks which lend to the cable television industry. Accordingly, on June 6, 1997, the Corporate General Partner and an affiliated partnership formed EFC. On September 30, 1997, EFC obtained a secured bank facility of $35

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

million from two agent banks in order to provide funds that would in turn be advanced to the Partnership and certain of the other related partnerships managed by the Corporate General Partner. The Partnership entered into a loan agreement with EFC for a loan facility of $2,528,900 of which $1,750,000 was advanced to the Partnership at closing. Such funds together with available cash were used to repay existing bank debt of $1,077,100 and related interest expense, deferred management fees and reimbursed expenses of $387,500 due the Corporate General Partner and deferred programming fees of $408,000 owed to an affiliated partnership. The Partnership's management expects to increase borrowings in the future to meet rebuild and other liquidity requirements.

         Based on discussions with prospective lenders, the Corporate General Partner believes that this structure provides capital to the Partnership on terms more favorable than could be obtained on a "stand-alone" basis. Advances by EFC under its partnership loan facilities are independently collateralized by the individual partnership borrowers so that no partnership is liable for borrowings made to other partnerships. The Partnership's Facility will mature on August 31, 2001, at which time all funds previously advanced will be due in full. Borrowings bear interest at the lender's base rate (8.5% at September 30, 1997), as defined, plus 0.625%, or at an offshore rate, as defined, plus 1.875%. The Partnership is permitted to prepay amounts outstanding under the Facility at any time without penalty, and is able to reborrow throughout the term of the Facility up to the maximum commitment then available so long as no event of default exists. If the Partnership has "excess cash flow" (as defined in its loan agreement) and has leverage in excess of 4.25 to 1, or receives proceeds from sales of its assets in excess of a specified amount, the Partnership is required to make mandatory prepayments under the Facility. Such prepayments permanently reduce the maximum commitment under the Facility. The Partnership is also required to pay a commitment fee of 0.5% per annum on the unused portion of its Facility, and an annual administrative fee. At closing, the Partnership paid to EFC a $25,700 facility fee. This represented the Partnership's pro rata portion of a similar fee paid by EFC to its lenders.

         The Facility contains certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sale of assets, acquisitions and other covenants, defaults and conditions. The Corporate General Partner believes the Partnership was in compliance with the covenants at September 30, 1997.

         The Facility contains restrictions on the payment of distributions to partners if an event of default exists. As previously disclosed, in response to the FCC's amended rate regulation rules and the Partnership's capital expenditure requirements, distributions to Unitholders were discontinued in July 1994. As stated at the time of the announcement of this decision, management believes that it is critical for the Partnership to preserve its liquidity though the retention of cash. As a result, and because of the pending rebuild requirements discussed above, the Partnership does not anticipate paying distributions at any time in the foreseeable future.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

         The Corporate General Partner contributed $244,600 of its $632,100 receivable balance from the Partnership for past due management fees and reimbursed expenses as an equity contribution to EFC. As a result, this balance was not repaid on September 30, 1997 and remains an outstanding obligation of the Partnership.

         Refinancing alone, however, will not permit the Partnership to complete its entire rebuild program due to limitations on indebtedness imposed by the partnership agreement. The partnership agreement provides that without the approval of a majority of interests of limited partners, the Partnership may not incur any borrowings unless the amount of such borrowings together with all outstanding borrowings does not exceed 33% of the original capital raised by the Partnership, or a maximum of $3,052,500 permitted debt outstanding. In order to obtain the appropriate amount of capital to rebuild and upgrade the Partnership's systems as discussed above, this provision of the partnership agreement would need to be amended to increase the Partnership's leverage. There can be no assurance that the Partnership will be able to effect such an amendment to the partnership agreement.

         NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

         Cash provided by operating activities increased by $467,300 in the nine months ended September 30, 1997 from the corresponding period in 1996. This increase was primarily due to a $238,100 reduction in receivable balances that resulted, in part, from an insurance settlement for storm damage to the Partnership's Georgia cable systems. Cash generated by the Partnership increased by $188,800 in the first nine months of 1997 after adding back non-cash depreciation and amortization charges. Changes in prepaid expenses and accounts payable provided $40,400 more cash due to differences in the timing of payments.

         The Partnership used $158,700 less cash in investing activities during the nine months ended September 30, 1997 than in the comparable nine months of 1996 primarily due to a decrease of $142,000 in expenditures for tangible assets and a decrease of $17,000 in expenditures for intangible assets. Financing activities used $893,100 more cash in the first nine months of 1997. The Partnership used $1,581,600 more cash in the repayment of previously deferred amounts owed to the Corporate General Partner and $1,031,700 more cash to repay existing debt. The Partnership also used $29,800 more cash for the payment of deferred loan costs related to the new Facility. Borrowings of $1,750,000 under the new Facility partially offset increased uses of cash in financing activities during the 1997 period.

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

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.


PART II.          OTHER INFORMATION


ITEMS 1-5.        Not applicable.

ITEM 6.           Exhibits and Reports on Form 8-K

                  (a) Exhibit 10.23 - Loan Agreement between Enstar Income/Growth Program Six-B, L.P. and Enstar Finance Company, LLC dated September 30, 1997.

                  (b) The Registrant filed a Form 8-K dated July 23, 1997, and a Form 8-K dated September 17, 1997, in which it reported under Item 5 that an unsolicited offer to purchase partnership units had been made without the consent of the Corporate General Partner.

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


                                    By:  ENSTAR COMMUNICATIONS CORPORATION
                                         General Partner


Date:  November 12, 1997            By:  /s/ Michael K. Menerey
                                         -----------------------------
                                         Michael K. Menerey,
                                         Chief Financial Officer

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                                  EXHIBIT INDEX


Exhibit
Number                              Description
------                              -----------
10.23      Loan Agreement between Enstar Income/Growth Program Six-B, L.P. and
           Enstar Finance Company, LLC dated September 30, 1997.