Form 10-Q
period 1998-03-31
ENSTAR INCOME GROWTH PROGRAM SIX B L P
filed 1998-05-14
CIK 824779

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 1998
                               --------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________


                        Commission File Number   0-18495
                                               -----------

Enstar Income/Growth Program Six-B, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                     Georgia                                 58-1754588
--------------------------------------------------    --------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification Number)

      10900 Wilshire Boulevard - 15th Floor
             Los Angeles, California                             90024
--------------------------------------------------    --------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:   (310) 824-9990
                                                    -------------------


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

                            CONDENSED BALANCE SHEETS

                    ========================================

                                                                     December 31,       March 31,
                                                                        1997*             1998
                                                                     ------------      -----------
                                                                                       (Unaudited)
ASSETS:

   Cash and cash equivalents                                         $   304,800       $   381,500

   Accounts receivable, less allowance of $2,500 and
      $2,200 for possible losses                                         101,500            60,500

   Prepaid expenses and other assets                                      48,800            63,200

   Property, plant and equipment, less accumulated
      depreciation and amortization of $3,244,600 and $3,409,900       3,477,400         3,517,200

   Franchise cost, net of accumulated
      amortization of $2,615,600 and $2,705,800                        1,714,100         1,626,600

   Intangible costs, net of accumulated amortization
      of $380,800 and $397,200                                           248,100           233,700
                                                                     -----------       -----------

                                                                     $ 5,894,700       $ 5,882,700
                                                                     ===========       ===========

                                     LIABILITIES AND PARTNERSHIP CAPITAL
                                     -----------------------------------

LIABILITIES:
   Accounts payable                                                  $   176,500       $   145,300
   Due to affiliates                                                     430,300           432,000
   Note payable - affiliate                                            1,750,000         1,750,000
                                                                     -----------       -----------

         TOTAL LIABILITIES                                             2,356,800         2,327,300
                                                                     -----------       -----------

COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT):
   General partners                                                      (37,300)          (37,100)
   Limited partners                                                    3,575,200         3,592,500
                                                                     -----------       -----------

         TOTAL PARTNERSHIP CAPITAL                                     3,537,900         3,555,400
                                                                     -----------       -----------

                                                                     $ 5,894,700       $ 5,882,700
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

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                    ========================================


                                                             Unaudited
                                                     --------------------------
                                                         Three months ended
                                                              March 31,
                                                     --------------------------
                                                        1997            1998
                                                     ---------        ---------
REVENUES                                             $ 730,800        $ 753,600
                                                     ---------        ---------

OPERATING EXPENSES:
   Service costs                                       240,100          259,100
   General and administrative expenses                 100,100           99,100
   General Partner management fees
      and reimbursed expenses                           66,300           67,500
   Depreciation and amortization                       271,200          272,400
                                                     ---------        ---------

                                                       677,700          698,100
                                                     ---------        ---------

OPERATING INCOME                                        53,100           55,500
                                                     ---------        ---------

OTHER INCOME (EXPENSE):
   Interest income                                       2,100            3,100
   Interest expense                                    (33,100)         (41,100)
                                                     ---------        ---------

                                                       (31,000)         (38,000)
                                                     ---------        ---------

NET INCOME                                           $  22,100        $  17,500
                                                     =========        =========

Net income allocated to General Partners             $     200        $     200
                                                     =========        =========

Net income allocated to Limited Partners             $  21,900        $  17,300
                                                     =========        =========

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                              $    0.60        $    0.47
                                                     =========        =========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                      36,626           36,626
                                                     =========        =========


            See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                            STATEMENTS OF CASH FLOWS

                    ========================================


                                                                 Unaudited
                                                         -------------------------
                                                             Three months ended
                                                                 March 31,
                                                         -------------------------
                                                            1997           1998
                                                         ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                            $  22,100       $  17,500
   Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation and amortization                       271,200         272,400
       Amortization of deferred loan costs                     500           2,300
       Increase (decrease) from changes in:
         Receivables                                       236,400          41,000
         Prepaid expenses and other assets                   3,700         (14,400)
         Accounts payable                                   35,900         (31,200)
                                                         ---------       ---------

           Net cash provided by operating activities       569,800         287,600
                                                         ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                   (147,200)       (208,000)
   Increase in intangible assets                              (400)         (4,600)
                                                         ---------       ---------

           Net cash used in investing activities          (147,600)       (212,600)
                                                         ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Due to affiliates                                      (570,500)          1,700
                                                         ---------       ---------


INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                            (148,300)         76,700

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                  353,500         304,800
                                                         ---------       ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                      $ 205,200       $ 381,500
                                                         =========       =========


            See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                    ========================================


1.      INTERIM FINANCIAL STATEMENTS

        The accompanying condensed interim financial statements for the three months ended March 31, 1998 and 1997 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of results for the entire year.

2.      TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

        The Partnership has a management and service agreement with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fee expense approximated $37,700 for the three months ended March 31, 1998.

        In addition to the monthly management fee described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiary are charged a proportionate share of these expenses. The Corporate General Partner has contracted with Falcon Holding Group, L.P. ("FHGLP"), an affiliated partnership, to provide corporate management services for the Partnership. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $29,800 for the three months ended March 31, 1998. The payment of management fees and reimbursed expenses was deferred in prior years. On September 30, 1997, the Partnership obtained new financing and subsequently used such borrowings and other available cash to pay $387,500 of its previously deferred management fees and reimbursed expenses, which approximated $632,100. The remainder of these deferred amounts, $244,600, was contributed as an equity contribution by the Corporate General Partner to its subsidiary, Enstar Finance Company, LLC ("EFC"), and remains an outstanding obligation of the Partnership.

        The Partnership also receives certain system operating management services from affiliates of the Corporate General Partner in addition to the Manager due to the fact that there are no employees directly employed by the Partnership. The Partnership reimburses the affiliates for its allocable share of the affiliates' operational costs. The total amount charged to the Partnership for these costs approximated $66,100 for the three months ended March 31, 1998. No management fee is payable to the affiliates by the Partnership and there is no duplication of reimbursed expenses and costs paid to the Manager.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                    ========================================


2.      TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES (CONTINUED)

        Certain programming services have been purchased through an affiliate of the Partnership. In turn, the affiliate charges the Partnership for these costs based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. The Partnership recorded programming fee expense of $146,700 for the three months ended March 31, 1998. Programming fees are included in service costs in the statements of operations.

3.      POTENTIAL LIQUIDATION OF PARTNERSHIP ASSETS

        The Partnership is required by provisions in its franchise agreements to upgrade three of its cable systems in Georgia at an approximate cost of $2.9 million. The Partnership has insufficient borrowing capacity available under its current credit facility (approximately $779,000) and is unable to seek adequate sources of capital due to limitations on indebtedness imposed by the partnership agreement. The partnership agreement provides that without the approval of the holders of a majority of the Partnership's limited partnership units, the Partnership may not incur borrowings unless the amount of such borrowings together with all outstanding borrowings does not exceed 33% of the original capital raised by the Partnership, or a maximum of $3,052,500 permitted debt outstanding. In order to obtain the appropriate amount of capital to upgrade the Partnership's systems as discussed below, this provision of the partnership agreement would need to be amended to increase the Partnership's leverage. The Partnership does not intend to seek such an amendment to the partnership agreement. The Partnership has concluded that it is not able to obtain the necessary capital to complete its franchise required upgrades and, accordingly, has initiated discussions with a business broker to sell the assets of the Partnership. The Partnership believes the sale of these assets would allow the Partnership to pay off its bank debt and other obligations and liquidate as soon as practicable thereafter. However, there can be no assurance that the Partnership's systems can be sold at an acceptable price, if at all. The Corporate General Partner or its affiliates may purchase the Partnership's cable systems depending upon the offers received from prospective unaffiliated buyers. Any such sale would require the consent of the holders of a majority of the Partnership's limited partnership units and, if such sale were to the Corporate General Partner or an affiliate thereof, would require an amendment to the partnership agreement.

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

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

        The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") required the Federal Communications Commission ("FCC") to, among other things, implement extensive regulation of the rates charged by cable television systems for basic and programming service tiers, installation, and customer premises equipment leasing. Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. The Telecommunications Act of 1996 (the "1996 Telecom Act") substantially changed the competitive and regulatory environment for cable television and telecommunications service providers. Among other changes, the 1996 Telecom Act provides that the regulation of cable programming service tier ("CPST") rates will be terminated on March 31, 1999. Because cable service rate increases have continued to outpace inflation under the FCC's existing regulations, the Partnership expects Congress and the FCC to explore additional methods of regulating cable service rate increases, including deferral or repeal of the March 31, 1999 termination of CPST rate regulation. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historical financial results as described below are not necessarily indicative of future performance.

        This Report includes certain forward looking statements regarding, among other things, future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to the Partnership. Such forward looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Partnership. In addition to the information provided herein, reference is made to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997 for additional information regarding such matters and the effect thereof on the Partnership's business.

RESULTS OF OPERATIONS

        The Partnership's revenues increased from $730,800 to $753,600, or by 3.1%, for the three months ended March 31, 1998 as compared to the corresponding period in 1997. Of the $22,800 increase, $19,600 was due to increases in regulated service rates that were implemented by the Partnership in 1997 and $9,900 was due to increases in the number of subscriptions for basic and premium services. These increases were partially offset by a decrease of $6,700 in other revenue producing items such as incentive fees from programmers and advertising sales revenue. As of March 31, 1998, the Partnership had approximately 7,300 basic subscribers and 1,800 premium service units.

        Service costs increased from $240,100 to $259,100, or by 7.9%, for the three months ended March 31, 1998 as compared to the corresponding period in 1997. Service costs represent costs directly attributable to providing cable services to customers. The increase was primarily due to increases in programming fees resulting from higher rates charged by program suppliers.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

        General and administrative expenses decreased from $100,100 to $99,100, or by 1.0%, for the three months ended March 31, 1998 as compared to the corresponding period in 1997. The decrease was primarily due to lower insurance expense and personnel costs.

        Management fees and reimbursed expenses increased from $66,300 to $67,500, or by 1.8%, for the three months ended March 31, 1998 as compared to the corresponding period in 1997. Management fees increased in direct relation to increased revenues as described above. Reimbursed expenses remained relatively unchanged.

        Operating income before income taxes, depreciation and amortization (EBITDA) is a commonly used financial analysis tool for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA as a percentage of revenues decreased from 44.4% to 43.5% during the three months ended March 31, 1998 compared to the corresponding period in 1997. The decrease for the quarter was primarily due to increased programming fees as discussed above. EBITDA increased from $324,300 to $327,900, or by 1.1%, during the three months ended March 31, 1998 as compared to the corresponding period in 1997. EBITDA should be considered in addition to and not as a substitute for net income and cash flows determined in accordance with generally accepted accounting principles as an indicator of financial performance and liquidity.

        Depreciation and amortization expense remained relatively unchanged, increasing from $271,200 to $272,400 (less than one percent), for the quarter ended March 31, 1998 as compared to the corresponding period in 1997.

        Operating income increased from $53,100 to $55,500, or by 4.5%, for the three months ended March 31, 1998 as compared to the corresponding period in 1997. The increase was primarily due to increases in revenues as described above.

        Interest expense, net of interest income, increased from $31,000 to $38,000, or by 22.6%, for the three months ended March 31, 1998 as compared to the corresponding period in 1997. The increase was primarily due to an increase in average borrowings in the first three months of 1998 as compared to the corresponding period in 1997.

        Due to the factors described above, the Partnership's net income decreased from $22,100 to $17,500, or by 20.8%, for the three months ended March 31, 1998 as compared to the first three months of 1997.

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

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

        As of the date of this Report, substantially all of the available channel capacity in the Partnership's systems is being utilized and each of such systems requires upgrading. The desired upgrade program is presently estimated to require aggregate capital expenditures of approximately $7.5 million. These upgrades cover seven franchise areas in Georgia and are currently required in three existing franchise agreements. The cost to upgrade the three franchise areas is estimated to be approximately $2.9 million and must be completed by February and May 1999, respectively. Two of the remaining four franchise agreements are under negotiation for renewal. Capital expenditures amounted to $208,000 during the first three months of 1998. As discussed below, the Partnership does not have access to the funds necessary to complete any of such upgrades.

        On September 30, 1997, the Partnership entered into a loan agreement with EFC for a revolving loan facility of $2,528,900 (the "Facility") of which $1,750,000 was advanced to the Partnership at closing. Such funds together with available cash were used to repay the Partnership's previous note payable balance of $1,077,100 and related interest expense, deferred management fees and reimbursed expenses of $387,500 due the Corporate General Partner and deferred programming fees of $408,000 owed to an affiliated partnership.

        The Partnership's Facility will mature on August 31, 2001, at which time all funds previously advanced will be due in full. Borrowings bear interest at the lender's base rate (8.5% at March 31, 1998) plus 0.625%, or at an offshore rate plus 1.875%. The Partnership is permitted to prepay amounts outstanding under the Facility at any time without penalty, and is able to reborrow throughout the term of the Facility up to the maximum commitment then available so long as no event of default exists. If the Partnership has excess cash flow and its ratio of debt to cash flow exceeds 4.25 to 1, or it receives proceeds from sales of its assets in excess of a specified amount, the Partnership is required to make mandatory prepayments under the Facility. Such prepayments permanently reduce the maximum commitment under the Facility.

        The Facility contains certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sales of assets, acquisitions and other covenants, defaults and conditions. The Partnership believes it was in compliance with the covenants at March 31, 1998.

        The Facility does not restrict the payment of distributions to partners unless an event of default exists thereunder or the ratio of debt to cash flow is greater than 4 to 1. As previously disclosed, however, in response to the FCC's amended rate regulation rules and the Partnership's capital expenditure requirements, distributions to Unitholders were discontinued in July 1994. As stated at the time of the announcement of this decision, the Partnership believes that it is critical to preserve its liquidity though the retention of cash. As a result, and because of the pending system upgrade requirements discussed above, the Partnership does not anticipate paying distributions at any time in the foreseeable future.

        The Corporate General Partner contributed $244,600 of its $632,100 receivable balance from the Partnership for past due management fees and reimbursed expenses as an equity contribution to EFC. As a result, this balance was not repaid on September 30, 1997 and remains an outstanding obligation of the Partnership.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

        The Partnership has relatively little borrowing capacity remaining under the Facility and would require additional sources of capital to undertake its upgrade program. The partnership agreement, however, contains certain limitations on the Partnership's indebtedness. The partnership agreement provides that without the approval of the holders of a majority of the Partnership's limited partnership units, the Partnership may not incur any borrowings unless the amount of such borrowings together with all outstanding borrowings does not exceed 33% of the original capital raised by the Partnership, or a maximum of $3,052,500 permitted debt outstanding. In order to obtain the appropriate amount of capital to upgrade the Partnership's systems as discussed above, this provision of the partnership agreement would need to be amended to increase the Partnership's leverage. The Partnership does not intend to seek such an amendment to the partnership agreement. The Partnership has concluded that it is not able to obtain the necessary capital to complete its franchise required upgrades and, accordingly, has initiated discussions with a business broker to sell the assets of the Partnership. However, there can be no assurance that the Partnership's assets can be sold at an acceptable price, if at all. The Corporate General Partner or its affiliates may purchase the Partnership's cable systems depending upon the offers received from prospective unaffiliated buyers. Any such sale would require the consent of the holders of a majority of the Partnership's limited partnership units and, if such sale were to the Corporate General Partner or an affiliate thereof, would require an amendment to the partnership agreement.

        Beginning in August 1997, the Partnership elected to self-insure its cable distribution plant and subscriber connections against property damage as well as possible business interruptions caused by such damage. The decision to self-insure was made due to significant increases in the cost of insurance coverage and decreases in the amount of insurance coverage available.

        While the Partnership has made the election to self-insure for these risks based upon a comparison of historical damage sustained over the past five years with the cost and amount of insurance currently available, there can be no assurance that future self-insured losses will not exceed prior costs of maintaining insurance for these risks. Approximately 90% of the Partnership's subscribers are served by its system in Villa Rica, Georgia and neighboring communities. Significant damage to the system due to seasonal weather conditions or other events could have a material adverse effect on the Partnership's liquidity and cash flows. The Partnership continues to purchase insurance coverage in amounts its management views as appropriate for all other property, liability, automobile, workers' compensation and other types of insurable risks.

        The "Year 2000" issue refers to certain contingencies that could result from computer programs being written using two digits rather than four to define the year. Many existing computer systems, including certain of the Partnership's computer systems, process transactions based on two digits for the year of the transaction (for example, "98" for 1998). These computer systems may not operate effectively when the last two digits become "00," as will occur on January 1, 2000.

        The Corporate General Partner has commenced an assessment of the Partnership's Year 2000 business risks and its exposure to computer systems, to operating equipment which is date sensitive and to the interface systems of its vendors and service providers. Based on a preliminary study, the Corporate General Partner has concluded that certain of the Partnership's information systems were not Year 2000 compliant and has elected to replace such software and hardware with Year 2000 compliant applications and

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

equipment, although the decision to replace major portions of such software and hardware had previously been made without regard to the Year 2000 issue. The Corporate General Partner expects to install substantially all of the new systems in 1998, with the remaining systems to be installed in the first half of 1999. The total anticipated cost, including replacement software and hardware, will be borne by FHGLP.

        In addition to evaluating internal systems, the Corporate General Partner has also initiated communications with third party vendors and service suppliers to determine the extent to which the Partnership's interface systems are vulnerable should those third parties fail to solve their own Year 2000 problems on a timely basis. There can be no assurance that the systems of other companies on which the Partnership's systems rely will be timely converted and that the failure to do so would not have an adverse impact on the Partnership's systems. The Corporate General Partner continues to closely monitor Year 2000 developments with vendors and service suppliers.

        THREE MONTHS ENDED MARCH 31, 1998 AND 1997

        Cash provided by operating activities decreased by $282,200 in the three months ended March 31, 1998 as compared to the corresponding period in 1997. Changes in receivables and prepaid expenses provided $213,500 less cash in the first three months of 1998 than in the corresponding period in 1997 primarily due to the collection of an insurance claim in the first quarter of 1997. The Partnership used $67,100 more cash for accounts payable due to differences in the timing of payments.

        The Partnership used $65,000 more cash in investing activities during the three months ended March 31, 1998 than in the corresponding period in 1997 due to a $60,800 increase in expenditures for tangible assets and a $4,200 increase for intangible assets. Financing activities used $572,200 less cash in the first three months of 1998 than in the corresponding period in 1997. In the first quarter of 1997, the Partnership paid $570,500 of past due amounts owed to the Corporate General Partner and an affiliate for previously deferred management fees, reimbursed expenses and programming fees.

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

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.


PART II.              OTHER INFORMATION


ITEMS 1-5.            Not applicable.

ITEM 6.               Exhibits and Reports on Form 8-K

                      (a)    None.

                      (b) No reports on Form 8-K were filed during the quarter for which this report is filed.

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



                                          By:  ENSTAR COMMUNICATIONS CORPORATION
                                               General Partner






Date:  May 15, 1998                       By:  /s/ Michael K. Menerey
                                               --------------------------------
                                               Michael K. Menerey,
                                               Executive Vice President,
                                               Chief Financial Officer and
                                               Secretary