Form 10-Q
period 1998-06-30
ENSTAR INCOME GROWTH PROGRAM SIX B L P
filed 1998-08-13
CIK 824779

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     June 30, 1998
                               ---------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

                         Commission File Number   0-18495
                                                 ---------

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

Registrant's telephone number, including area code: (310) 824-9990
                                                   -----------------


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

                       Exhibit Index located at Page E-1.

                         PART I - FINANCIAL INFORMATION

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                            CONDENSED BALANCE SHEETS

                  ===========================================


                                                                        December 31,           June 30,
                                                                           1997*                 1998
                                                                        -----------           -----------
                                                                                              (Unaudited)
ASSETS:
  Cash and cash equivalents                                             $   304,800           $   519,100

  Accounts receivable, less allowance of $2,500 and
     $2,400 for possible losses                                             101,500                72,700

  Prepaid expenses and other assets                                          48,800                55,500

  Property, plant and equipment, less accumulated
     depreciation and amortization of $3,244,600 and $3,581,900           3,477,400             3,427,500

  Franchise cost, net of accumulated
     amortization of $2,615,600 and $2,796,100                            1,714,100             1,539,300

  Intangible costs, net of accumulated amortization
     of $380,800 and $383,400                                               248,100               219,400
                                                                        -----------           -----------

                                                                        $ 5,894,700           $ 5,833,500
                                                                        ===========           ===========

                                     LIABILITIES AND PARTNERSHIP CAPITAL
                                     -----------------------------------
LIABILITIES:
  Accounts payable                                                      $   176,500           $   196,300
  Due to affiliates                                                         430,300               464,900
  Note payable - affiliate                                                1,750,000             1,600,000
                                                                        -----------           -----------

         TOTAL LIABILITIES                                                2,356,800             2,261,200
                                                                        -----------           -----------

COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT):
  General partners                                                          (37,300)              (37,000)
  Limited partners                                                        3,575,200             3,609,300
                                                                        -----------           -----------

         TOTAL PARTNERSHIP CAPITAL                                        3,537,900             3,572,300
                                                                        -----------           -----------

                                                                        $ 5,894,700           $ 5,833,500
                                                                        ===========           ===========


               *As presented in the audited financial statements.
            See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                  ===========================================


                                                             Unaudited
                                                 ---------------------------------
                                                        Three months ended
                                                             June 30,
                                                 ---------------------------------
                                                   1997                1998
                                                 -----------           -----------
REVENUES                                         $   727,100           $   768,100

OPERATING EXPENSES:
  Service costs                                      243,300               251,300
  General and administrative expenses                101,900               112,600
  General Partner management fees
     and reimbursed expenses                          68,100                71,000
  Depreciation and amortization                      275,900               281,700
                                                 -----------           -----------

                                                     689,200               716,600
                                                 -----------           -----------

OPERATING INCOME                                      37,900                51,500
                                                 -----------           -----------

OTHER INCOME (EXPENSE):
  Interest income                                      2,100                 5,000
  Interest expense                                   (31,400)              (40,500)
  Gain on sale of cable assets                            --                   900
                                                 -----------           -----------

                                                     (29,300)              (34,600)
                                                 -----------           -----------

NET INCOME                                       $     8,600           $    16,900
                                                 ===========           ===========

Net income allocated to General Partners         $       100           $       200
                                                 ===========           ===========

Net income allocated to Limited Partners         $     8,500           $    16,700
                                                 ===========           ===========

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                          $      0.23           $      0.46
                                                 ===========           ===========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                    36,626                36,626
                                                 ===========           ===========


            See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                  ===========================================


                                                             Unaudited
                                                 ---------------------------------
                                                           Six months ended
                                                              June 30,
                                                 ---------------------------------
                                                    1997                  1998
                                                 -----------           -----------
REVENUES                                         $ 1,457,900           $ 1,521,700
                                                 -----------           -----------

OPERATING EXPENSES:
  Service costs                                      483,400               510,400
  General and administrative expenses                202,000               211,700
  General Partner management fees
     and reimbursed expenses                         134,400               138,500
  Depreciation and amortization                      547,100               554,100
                                                 -----------           -----------

                                                   1,366,900             1,414,700
                                                 -----------           -----------

OPERATING INCOME                                      91,000               107,000
                                                 -----------           -----------

OTHER INCOME (EXPENSE):
  Interest income                                      4,200                 8,100
  Interest expense                                   (64,500)              (81,600)
  Gain on sale of cable assets                            --                   900
                                                 -----------           -----------

                                                     (60,300)              (72,600)
                                                 -----------           -----------

NET INCOME                                       $    30,700           $    34,400
                                                 ===========           ===========

Net income allocated to General Partners         $       300           $       300
                                                 ===========           ===========

Net income allocated to Limited Partners         $    30,400           $    34,100
                                                 ===========           ===========

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                          $      0.83           $      0.93
                                                 ===========           ===========

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                    36,626                36,626
                                                 ===========           ===========


            See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                            STATEMENTS OF CASH FLOWS

                  ===========================================


                                                                         Unaudited
                                                              ------------------------------
                                                                    Six months ended
                                                                        June 30,
                                                              ------------------------------
                                                                  1997              1998
                                                              -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                  $    30,700        $    34,400
  Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization                               547,100            554,100
      Amortization of deferred loan costs                             900              3,900
      Gain on sale of cable assets                                     --               (900)
      Increase (decrease) from changes in:
        Receivables                                               241,500             28,800
        Prepaid expenses and other assets                            (500)            (6,700)
        Accounts payable                                           16,800             19,800
                                                              -----------        -----------

          Net cash provided by operating activities               836,500            633,400
                                                              -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                           (272,900)          (294,000)
  Increase in intangible assets                                    (1,900)            (9,300)
  Proceeds from sale of property, plant and equipment                  --                900
                                                              -----------        -----------

          Net cash used in investing activities                  (274,800)          (302,400)
                                                              -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Due to affiliates                                              (446,500)            34,600
  Repayment of debt                                              (211,300)          (150,000)
  Deferred loan costs                                                  --             (1,300)
                                                              -----------        -----------

          Net cash used in financing activities                  (657,800)          (116,700)
                                                              -----------        -----------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                               (96,100)           214,300

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                         353,500            304,800
                                                              -----------        -----------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                           $   257,400        $   519,100
                                                              ===========        ===========


            See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     =======================================


1.        INTERIM FINANCIAL STATEMENTS

          The accompanying condensed interim financial statements for the three and six months ended June 30, 1998 and 1997 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of results for the entire year.

2.        TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

        The Partnership has a management and service agreement with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fee expense approximated $38,400 and $76,100 for the three and six months ended June 30, 1998.

        In addition to the monthly management fee described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiary are charged a proportionate share of these expenses. The Corporate General Partner has contracted with Falcon Holding Group, L.P. ("FHGLP"), an affiliated partnership, to provide corporate management services for the Partnership. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $32,600 and $62,400 for the three and six months ended June 30, 1998. The payment of management fees and reimbursed expenses was deferred in prior years. On September 30, 1997, the Partnership obtained new financing and subsequently used such borrowings and other available cash to pay $387,500 of its previously deferred management fees and reimbursed expenses, which approximated $632,100. The remainder of these deferred amounts, $244,600, was contributed as an equity contribution by the Corporate General Partner to its subsidiary, Enstar Finance Company, LLC ("EFC"), and remains an outstanding obligation of the Partnership. In the normal course of business, the Partnership pays interest and principal to EFC, its primary lender.

        The Partnership also receives certain system operating management services from affiliates of the Corporate General Partner in addition to the Manager due to the fact that there are no employees directly employed by the Partnership. The Partnership reimburses the affiliates for its allocable share of the affiliates' operational costs. The total amount charged to the Partnership for these costs approximated $71,700 and $137,800 for the three and six months ended June 30, 1998. No management fee is payable to the affiliates by the Partnership and there is no duplication of reimbursed expenses and costs paid to the Manager.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     =======================================

2.      TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES (CONTINUED)

        Certain programming services have been purchased through an affiliate of the Partnership. In turn, the affiliate charges the Partnership for these costs based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. The Partnership recorded programming fee expense of $149,700 and $296,400 for the three and six months ended June 30, 1998. Programming fees are included in service costs in the statements of operations.

3.      SALE OF PARTNERSHIP ASSETS

        As reported in the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, the Partnership concluded that it is not able to obtain the appropriate amount of capital to make the necessary upgrades to its cable systems and initiated discussions with a business broker to sell the Partnership's cable systems. The Partnership subsequently engaged a business broker to solicit offers for its cable systems, but received only two preliminary offers (the "Initial Offers"), each of which excluded the Ivins, Utah and Fisk, Missouri cable systems and was subject to multiple potential purchase price adjustments and material closing contingencies. The Partnership concluded that it was not in the best interests of unitholders to accept either of the Initial Offers because, among other things, neither Initial Offer constituted an offer to purchase all of the cable systems, and each Initial Offer was subject to material terms and conditions prior to closing. Subsequent to the Partnership's receipt of the Initial Offers, the Partnership received an offer from certain affiliates of FHGLP (the "Purchasers") to purchase all of the Partnership's cable systems for $10,473,200, a price which exceeded the highest of the Initial Offers, and which contained only limited closing conditions that are more favorable to the Partnership than those in the Initial Offers.

        The General Partner believes that accepting the Falcon Offer is in the best interests of the Partnership and the unitholders. Accordingly, the Partnership and the Purchasers are in the process of finalizing an asset purchase agreement for the purchase and sale of all of the Partnership's assets, subject to limited partner approval as discussed below. If the sale is consummated, the General Partner will make one or more liquidating distributions to the partners and, after providing for the payment of the Partnership's obligations, cause the Partnership to dissolve and be liquidated. After repayment of the Partnership's existing obligations, the Partnership presently estimates that liquidating distributions to unitholders would total between $220 and $230 per unit, less applicable taxes, if any. The sale will require the holders of at least a majority of the Partnership's limited partnership units to consent to the sale, to certain amendments to the Partnership's partnership agreement and to the liquidation.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                     =======================================

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

RESULTS OF OPERATIONS

          The Partnership's revenues increased from $727,100 to $768,100, or by 5.6%, and from $1,457,900 to $1,521,700, or by 4.4%, for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997. Of the $41,000 increase in revenues for the three months ended June 30, 1998 as compared to the corresponding period in 1997, $23,800 was due to increases in regulated service rates that were implemented by the Partnership in 1997 and $17,200 was due to increases in the number of subscriptions for basic, premium and tier services. Of the $63,800 increase in revenues for the six months ended June 30, 1998 as compared to the corresponding period in 1997, $44,400 was due to increases in regulated service rates that were implemented by the Partnership in 1997 and $26,200 was due to increases in the number of subscriptions for basic, premium and tier services. These increases were partially offset by a decrease of $6,800 in other revenue producing items such as advertising sales revenue. As of June 30, 1998, the Partnership had approximately 7,400 basic subscribers and 1,800 premium service units.

          Service costs increased from $243,300 to $251,300, or by 3.3%, and from $483,400 to $510,400, or by 5.6%, for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

Service costs represent costs directly attributable to providing cable services to customers. The increases were primarily due to increases in programming fees resulting from higher rates charged by program suppliers.

          General and administrative expenses increased from $101,900 to $112,600, or by 10.5%, and from $202,000 to $211,700, or by 4.8%, for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997. The increases were primarily due to higher professional fees, including audit expense and investor services costs.

          Management fees and reimbursed expenses increased from $68,100 to $71,000, or by 4.3%, and from $134,400 to $138,500, or by 3.1%, for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997. Management fees increased in direct relation to increased revenues as described above. Reimbursed expenses remained relatively unchanged.

          Depreciation and amortization expense increased from $275,900 to $281,700, or by 2.1%, and from $547,100 to $554,100, or by 1.3%, for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997. The increases were due to asset additions related to the upgrade and extension of the Partnership's plant.

          Operating income increased from $37,900 to $51,500, or by 35.9%, and from $91,000 to $107,000, or by 17.6%, for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997. The increases were primarily due to increases in revenues as described above.

          Interest income increased from $2,100 to $5,000 and by $4,200 to $8,100 for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997. The increases were primarily due to higher average cash balances available for investment in the 1998 periods as compared to the corresponding periods in 1997.

          Interest expense increased from $31,400 to $40,500, or by 29.0%, and from $64,500 to $81,600, or by 26.5%, for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997. The increases were primarily due to increases in average borrowings in the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997.

          Due to the factors described above, the Partnership's net income increased from $8,600 to $16,900, or by 96.5%, and from $30,700 to $34,400, or by 12.1%, for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997.

          Based on its experience in the cable television industry, the Partnership believes that operating income before depreciation and amortization (EBITDA) and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles ("GAAP") and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA as a percentage of revenues increased from 43.2% to 43.4% and decreased from 43.8% to 43.4% during the three and six months ended June 30, 1998 compared to the corresponding periods in 1997. The three months' increase was due to higher revenues. The decrease for the six months was primarily due to higher programming fees. EBITDA increased from $313,800 to $333,200, or by 6.2%, and from $638,100 to $661,100, or by 3.6%, during the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997.

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

          The Partnership has insufficient borrowing capacity remaining under the Facility (as defined below) and would require additional sources of capital to undertake its upgrade program. The partnership agreement, however, contains certain limitations on the Partnership's indebtedness. The partnership agreement provides that without the approval of the holders of a majority of the Partnership's limited partnership units, the Partnership may not incur any borrowings unless the amount of such borrowings together with all outstanding borrowings does not exceed 33% of the original capital raised by the Partnership, or a maximum of $3,052,500 permitted debt outstanding. In order to obtain the appropriate amount of capital to upgrade the Partnership's systems as discussed above, this provision of the partnership agreement would need to be amended to increase the Partnership's leverage. The Partnership does not intend to seek such an amendment to the partnership agreement. As reported in the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, the Partnership concluded that it is not able to obtain the appropriate amount of capital to make the necessary upgrades to its cable systems and initiated discussions with a business broker to sell the Partnership's cable systems. The Partnership subsequently engaged a business broker to solicit offers for its cable systems, but received only two preliminary offers (the "Initial Offers"), each of which excluded the Ivins, Utah and Fisk, Missouri cable systems and was subject to multiple potential purchase price adjustments and material closing contingencies. The Partnership concluded that it was not in the best interests of unitholders to accept either of the Initial Offers because, among other things, neither Initial Offer constituted an offer to purchase all of the cable systems, and each Initial Offer was subject to material terms and conditions prior to closing. Subsequent to the Partnership's receipt of the Initial Offers, the Partnership received an offer from certain affiliates of FHGLP (the "Purchasers") to

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

purchase all of the Partnership's cable systems for $10,473,200, a price which exceeded the highest of the Initial Offers, and which contained only limited closing conditions that are more favorable to the Partnership than those in the Initial Offers.

        The General Partner believes that accepting the Falcon Offer is in the best interests of the Partnership and the unitholders. Accordingly, the Partnership and the Purchasers are in the process of finalizing an asset purchase agreement for the purchase and sale of all of the Partnership's assets, subject to limited partner approval as discussed below. If the sale is consummated, the General Partner will make one or more liquidating distributions to the partners and, after providing for the payment of the Partnership's obligations, cause the Partnership to dissolve and be liquidated. After repayment of the Partnership's existing obligations, the Partnership presently estimates that liquidating distributions to unitholders would total between $220 and $230 per unit, less applicable taxes, if any. The sale will require the holders of at least a majority of the Partnership's limited partnership units to consent to the sale, to certain amendments to the Partnership's partnership agreement and to the liquidation.

          On September 30, 1997, the Partnership entered into a loan agreement with EFC for a revolving loan facility of $2,528,900 (the "Facility") of which $1,750,000 was advanced to the Partnership at closing. Such funds together with available cash were used to repay the Partnership's previous note payable balance of $1,077,100 and related interest expense, deferred management fees and reimbursed expenses of $387,500 due the Corporate General Partner and deferred programming fees of $408,000 owed to an affiliated partnership. The Partnership prepaid $150,000 of its outstanding borrowings under the Facility on June 22, 1998. All outstanding borrowings under the Facility would be repaid in full with the proceeds from the sale of the Partnership's assets as described above.

          The Partnership's Facility will mature on August 31, 2001, at which time all funds previously advanced will be due in full. Borrowings bear interest at the lender's base rate (8.5% at June 30, 1998) plus 0.625%, or at an offshore rate plus 1.875%. The Partnership is permitted to prepay amounts outstanding under the Facility at any time without penalty, and is able to reborrow throughout the term of the Facility up to the maximum commitment then available so long as no event of default exists. If the Partnership has excess cash flow and its ratio of debt to cash flow exceeds 4.25 to 1, or it receives proceeds from sales of its assets in excess of a specified amount, the Partnership is required to make mandatory prepayments under the Facility. Such prepayments permanently reduce the maximum commitment under the Facility.

          The Facility contains certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sales of assets, acquisitions and other covenants, defaults and conditions. The Partnership believes it was in compliance with the covenants at June 30, 1998.

          The Facility does not restrict the payment of distributions to partners unless an event of default exists thereunder or the ratio of debt to cash flow is greater than 4 to 1. As previously disclosed, however, in response to the FCC's amended rate regulation rules and the Partnership's capital expenditure requirements, distributions to Unitholders were discontinued in July 1994. As stated at the time of the announcement of this decision, the Partnership believes that it is critical to preserve its liquidity though the retention of cash. As a result, and because of the pending system upgrade requirements discussed above, the Partnership does

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

not anticipate paying distributions at any time in the foreseeable future except in connection with a liquidation of the Partnership as described above.

          The Corporate General Partner contributed $244,600 of its $632,100 receivable balance from the Partnership for past due management fees and reimbursed expenses as an equity contribution to EFC. As a result, this balance was not repaid on September 30, 1997 and remains an outstanding obligation of the Partnership. Such receivable balance would be repaid from the proceeds of the sale of the Partnership's assets as described above.

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

          In addition to evaluating internal systems, the Partnership is currently assessing its exposure to risks associated with its operating and revenue generating equipment and has also initiated communications with significant third party vendors and service suppliers to determine the extent to which the Partnership's interface systems are vulnerable should those third parties fail to solve their own Year 2000 problems on a

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

timely basis. The Partnership currently expects that the cost to replace non-compliant equipment will be determined during the third quarter of 1998. Such costs will be borne by the Partnership. There can be no assurance that the systems of other companies on which the Partnership's systems rely will be timely converted and that the failure to do so would not have an adverse impact on the Partnership's business. The Partnership continues to closely monitor developments with its vendors and service suppliers.

          SIX MONTHS ENDED JUNE 30, 1998 AND 1997

          Cash provided by operating activities decreased by $203,100 in the six months ended June 30, 1998 from the corresponding period in 1997. Changes in receivables and prepaid expenses provided $218,900 less cash in the first six months of 1998 primarily due to the collection of an insurance claim in the first three months of 1997. The Partnership used $3,000 less cash for accounts payable in the first half of 1998 due to differences in the timing of payments.

          The Partnership used $27,600 more cash in investing activities during the six months ended June 30, 1998 than in the comparable six months of 1997 due to increases of $21,100 in expenditures for tangible assets and $7,400 in spending for intangible assets. Financing activities used $541,100 less cash in the first six months of 1998 than in the comparable 1997 period. The Partnership used $481,100 more cash in the first half of 1997 than in the equivalent period of 1998 to pay past due balances for management fees and reimbursed expenses owed to the Corporate General Partner and programming expense owed to Cablevision. Additionally, the Partnership used $61,300 less cash for the repayment of debt in the 1998 period, partially offset by an increase of $1,300 in expenditures for deferred loan costs related to its Facility with EFC.

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

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

PART II.                OTHER INFORMATION


ITEMS 1-5.              Not applicable.

ITEM 6.                 Exhibits and Reports on Form 8-K

                        (a) Exhibit 10.25 - Franchise Ordinance thereto granting a non-exclusive community antenna television franchise for the City of Bowdon, Georgia and a resolution amending the franchise agreement.

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



                                      By: ENSTAR COMMUNICATIONS CORPORATION
                                          General Partner






Date:  August 13, 1998                By:   /s/ Michael K. Menerey
                                           -----------------------------
                                           Michael K. Menerey,
                                           Executive Vice President,
                                           Chief Financial Officer and
                                           Secretary

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.


                                  EXHIBIT INDEX


Exhibit
Number                                         Description


10.25 Franchise Ordinance thereto granting a non-exclusive community antenna television franchise for the City of Bowdon, Georgia and a resolution amending the franchise agreement.