Form 10-Q
period 1998-09-30
ENSTAR INCOME GROWTH PROGRAM SIX B L P
filed 1998-11-13
CIK 824779

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   ------------------------------------------

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  September 30, 1998
                                       -------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to
                                    ---------------------       ----------------

             Commission File Number                   0-18495
                                                    -------------

                    Enstar Income/Growth Program Six-B, L.P.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Georgia                                   58-1754588
-------------------------------         ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)

 10900 Wilshire Boulevard - 15th Floor
        Los Angeles, California                  90024
-----------------------------------------   -------------------------------
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including
area code:                                                (310) 824-9990
                                             -----------------------------------


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

                            CONDENSED BALANCE SHEETS

                    ----------------------------------------
                    ----------------------------------------

                                                                                          December 31,         September 30,
                                                                                              1997*                 1998
                                                                                        ------------------    -----------------
                                                                                                                (Unaudited)
ASSETS:
   Cash and cash equivalents                                                         $           304,800   $           538,400

   Accounts receivable, less allowance of $2,500 and
      $2,000 for possible losses                                                                 101,500                73,300

   Prepaid expenses and other assets                                                              48,800                74,700

   Property, plant and equipment, less accumulated
      depreciation and amortization of $3,244,600 and $3,758,000                               3,477,400             3,437,300

   Franchise cost, net of accumulated
      amortization of $2,615,600 and $2,886,300                                                1,714,100             1,449,400

   Intangible costs, net of accumulated amortization
      of $380,800 and $402,200                                                                   248,100               202,600
                                                                                        ------------------    -----------------

                                                                                     $         5,894,700   $         5,775,700
                                                                                        ------------------    -----------------
                                                                                        ------------------    -----------------

                       LIABILITIES AND PARTNERSHIP CAPITAL
LIABILITIES:
   Accounts payable                                                                  $           176,500   $           211,700
   Due to affiliates                                                                             430,300               410,700
   Note payable - affiliate                                                                    1,750,000             1,600,000
                                                                                        ------------------    -----------------

          TOTAL LIABILITIES                                                                    2,356,800             2,222,400
                                                                                        ------------------    -----------------

COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT):
   General partners                                                                              (37,300)              (37,100)
   Limited partners                                                                            3,575,200             3,590,400
                                                                                        ------------------    -----------------

          TOTAL PARTNERSHIP CAPITAL                                                            3,537,900             3,553,300
                                                                                        ------------------    -----------------

                                                                                     $         5,894,700   $         5,775,700
                                                                                        ------------------    -----------------
                                                                                        ------------------    -----------------



               *As presented in the audited financial statements.
            See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                    ----------------------------------------
                    ----------------------------------------

                                                             Unaudited
                                               --------------------------------------
                                                        Three months ended
                                                           September 30,
                                               --------------------------------------
                                                     1997                 1998
                                               -----------------    -----------------
REVENUES                                    $          727,600   $          754,200
                                               -----------------    -----------------

OPERATING EXPENSES:
   Service costs                                       244,000              259,000
   General and administrative expenses                 120,200              109,300
   General Partner management fees
      and reimbursed expenses                           66,400               68,500
   Depreciation and amortization                       278,900              284,600
                                               -----------------    -----------------

                                                       709,500              721,400
                                               -----------------    -----------------

OPERATING INCOME                                        18,100               32,800
                                               -----------------    -----------------

OTHER INCOME (EXPENSE):
   Interest income                                       4,200                5,500
   Interest expense                                    (32,900)             (37,200)
   Other expense                                             -              (20,100)
                                               -----------------    -----------------

                                                       (28,700)             (51,800)
                                               -----------------    -----------------

NET LOSS                                    $          (10,600)  $          (19,000)
                                               -----------------    -----------------
                                               -----------------    -----------------

Net loss allocated to General Partners      $             (100)  $             (200)
                                               -----------------    -----------------
                                               -----------------    -----------------

Net loss allocated to Limited Partners      $          (10,500)  $          (18,800)
                                               -----------------    -----------------
                                               -----------------    -----------------

NET LOSS PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                     $            (0.29)  $            (0.51)
                                               -----------------    -----------------
                                               -----------------    -----------------

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                      36,626               36,626
                                               -----------------    -----------------
                                               -----------------    -----------------


               See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                    ----------------------------------------
                    ----------------------------------------

                                                                  Unaudited
                                                    --------------------------------------
                                                              Nine months ended
                                                                September 30,
                                                    --------------------------------------
                                                          1997                 1998
                                                    -----------------    -----------------
REVENUES                                         $        2,185,500   $        2,275,900
                                                    -----------------    -----------------

OPERATING EXPENSES:
   Service costs                                            727,400              769,400
   General and administrative expenses                      322,200              321,000
   General Partner management fees
      and reimbursed expenses                               200,800              207,000
   Depreciation and amortization                            826,000              838,700
                                                    -----------------    -----------------

                                                          2,076,400            2,136,100
                                                    -----------------    -----------------

OPERATING INCOME                                            109,100              139,800
                                                    -----------------    -----------------

OTHER INCOME (EXPENSE):
   Interest income                                            8,400               13,600
   Interest expense                                         (97,400)            (118,800)
   Other expense                                                  -              (20,100)
   Gain on sale of cable assets                                   -                  900
                                                    -----------------    -----------------

                                                            (89,000)            (124,400)
                                                    -----------------    -----------------

NET INCOME                                       $           20,100   $           15,400
                                                    -----------------    -----------------
                                                    -----------------    -----------------

Net income allocated to General Partners         $              200   $              200
                                                    -----------------    -----------------
                                                    -----------------    -----------------

Net income allocated to Limited Partners         $           19,900   $           15,200
                                                    -----------------    -----------------
                                                    -----------------    -----------------

NET INCOME PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                          $             0.54   $             0.42
                                                    -----------------    -----------------
                                                    -----------------    -----------------

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                           36,626               36,626
                                                    -----------------    -----------------
                                                    -----------------    -----------------


                See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                            STATEMENTS OF CASH FLOWS

                    ----------------------------------------
                    ----------------------------------------

                                                                                Unaudited
                                                                  --------------------------------------
                                                                            Nine months ended
                                                                              September 30,
                                                                  --------------------------------------
                                                                        1997                 1998
                                                                  -----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                  $           20,100   $           15,400
   Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation and amortization                                      826,000              838,700
       Amortization of deferred loan costs                                  4,500                7,100
       Gain on sale of cable assets                                             -                 (900)
       Increase (decrease) from changes in:
         Receivables                                                      239,100               28,200
         Prepaid expenses and other assets                                    500              (25,900)
         Accounts payable                                                  54,300               35,200
                                                                  -----------------    -----------------

             Net cash provided by operating activities                  1,144,500              897,800
                                                                  -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                  (404,000)            (482,500)
   Increase in intangible assets                                           (7,300)             (11,700)
   Proceeds from sale of property, plant and equipment                          -                  900
                                                                  -----------------    -----------------

             Net cash used in investing activities                       (411,300)            (493,300)
                                                                  -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Due to affiliates                                                   (1,237,900)             (19,600)
   Repayment of debt                                                   (1,288,400)            (150,000)
   Borrowings from affiliate                                            1,750,000                    -
   Deferred loan costs                                                    (34,900)              (1,300)
                                                                  -----------------    -----------------

             Net cash used in financing activities                       (811,200)            (170,900)
                                                                  -----------------    -----------------

INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                       (78,000)             233,600

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                 353,500              304,800
                                                                  -----------------    -----------------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                            $          275,500   $          538,400
                                                                  -----------------    -----------------
                                                                  -----------------    -----------------


                  See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                    ----------------------------------------
                    ----------------------------------------


1.       INTERIM FINANCIAL STATEMENTS

         The accompanying condensed interim financial statements for the three and nine months ended September 30, 1998 and 1997 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of results for the entire year.

2.       TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

         The Partnership has a management and service agreement with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fee expense approximated $37,700 and $113,800 for the three and nine months ended September 30, 1998.

         In addition to the monthly management fee described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiary are charged a proportionate share of these expenses. The Corporate General Partner has contracted with Falcon Communications, L.P. ("FCLP"), successor to Falcon Holding Group, L.P. ("FHGLP"), an affiliated partnership, to provide corporate management services for the Partnership. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $30,800 and $93,200 for the three and nine months ended September 30, 1998. The payment of management fees and reimbursed expenses was deferred in prior years. On September 30, 1997, the Partnership obtained new financing and subsequently used such borrowings and other available cash to pay $387,500 of its previously deferred management fees and reimbursed expenses, which approximated $632,100. The remaining $244,600 of these deferred amounts was contributed as an equity contribution by the Corporate General Partner to its subsidiary, Enstar Finance Company, LLC ("EFC"), and remains an outstanding obligation of the Partnership. In the normal course of business, the Partnership pays interest and principal to EFC, its primary lender.

         The Partnership also receives certain system operating management services from affiliates of the Corporate General Partner in addition to the Manager due to the fact that there are no employees directly employed by the Partnership. The Partnership reimburses the affiliates for its allocable share of the affiliates' operational costs. The total amount charged to the Partnership for these costs approximated $73,000 and $210,800 for the three and nine months ended September 30, 1998. No management fee is payable to the affiliates by the Partnership and there is no duplication of reimbursed expenses and costs paid to the Manager.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                    ----------------------------------------
                    ----------------------------------------


2.       TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES (CONTINUED)

         Certain programming services have been purchased through an affiliate of the Partnership. In turn, the affiliate charged the Partnership for these costs based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. The Partnership recorded programming fee expense of $153,200 and $449,600 for the three and nine months ended September 30, 1998. Programming fees are included in service costs in the statements of operations. In the future, programming services will be purchased through another source, which may include FHGLP or an affiliate of FHGLP. Programming rates may vary in the near term as a result of the change.

3.       SALE OF PARTNERSHIP ASSETS

         As reported in the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, the Partnership concluded that it is not able to obtain the appropriate amount of capital to make the necessary upgrades to its cable systems and initiated discussions with a business broker to sell the Partnership's cable systems. The Partnership subsequently engaged a business broker to solicit offers for its cable systems, but received only two preliminary offers (the "Initial Offers"), each of which excluded the Ivins, Utah and Fisk, Missouri cable systems and contained several potential purchase price adjustments and material closing contingencies. The Partnership concluded that it was not in the best interests of unitholders to accept either of the Initial Offers because, among other things, neither Initial Offer constituted an offer to purchase all of the cable systems, and each Initial Offer was subject to several potential purchase price adjustments and material closing conditions. Subsequent to the Partnership's receipt of the Initial Offers, the Partnership received an offer (the "Falcon Offer") from certain of its affiliates (the "Purchasers") to purchase all of the Partnership's cable systems for $10,473,200 in cash. The Falcon Offer includes a price for the Villa Rica cable system which exceeds the highest of the Initial Offers by approximately 2.5%, contains no potential purchase price adjustments and only limited closing conditions. After the Partnership received the Falcon Offer, the Partnership received an additional offer solely for the Fisk, Missouri cable system (the "Fisk Offer"). The Partnership concluded that it was not in the best interests of the unitholders to accept the Fisk Offer because, among other things, the Fisk Offer did not constitute an offer to purchase all of the cable systems, and the Falcon Offer includes a price for the Fisk, Missouri cable system that exceeds the Fisk Offer by approximately 15%.

         The General Partner believes that accepting the Falcon Offer is in the best interests of the Partnership and the unitholders. Accordingly, the Partnership and the Purchasers entered into an Asset Purchase Agreement (the "Purchase Agreement") dated November 6, 1998, for the purchase and sale of all of the Partnership's assets, subject to limited partner approval as discussed below. If the sale is consummated, the General Partner will make one or more liquidating distributions to the partners and, after providing for the payment of the Partnership's obligations, cause the Partnership to dissolve and be liquidated. After repayment of the Partnership's existing obligations, the Partnership presently estimates that liquidating distributions to unitholders would total between $220 and $230 per unit, less applicable taxes, if any. The

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                    ----------------------------------------
                    ----------------------------------------


3.       SALE OF PARTNERSHIP ASSETS (CONTINUED)

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

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") required the Federal Communications Commission ("FCC") to, among other things, implement extensive regulation of the rates charged by cable television systems for basic and programming service tiers, installation, and customer premises equipment leasing. Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. The Telecommunications Act of 1996 (the "1996 Telecom Act") substantially changed the competitive and regulatory environment for cable television and telecommunications service providers. Among other changes, the 1996 Telecom Act provides that the regulation of cable programming service tier ("CPST") rates will be terminated on March 31, 1999. Because cable service rate increases have continued to outpace inflation under the FCC's existing regulations, it is possible that Congress and the FCC will consider additional methods of regulating cable service rate increases, including deferral or repeal of the March 31, 1999 termination of CPST rate regulation. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historical financial results as described below are not necessarily indicative of future performance.

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

RESULTS OF OPERATIONS

         The Partnership's revenues increased from $727,600 to $754,200, or by 3.7%, and from $2,185,500 to $2,275,900, or by 4.1%, for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997. Of the $26,600 increase in revenues for the three months ended September 30, 1998 as compared to the corresponding period in 1997, $24,100 was due to increases in the number of subscriptions for basic, premium and tier services and $7,800 was due to increases in regulated service rates that were implemented by the Partnership in 1997. These increases were partially offset by a decrease of $5,300 in other revenue producing items. Of the $90,400 increase in revenues for the nine months ended September 30, 1998 as compared to the corresponding period in 1997, $52,100 was due to increases in regulated service rates that were implemented by the Partnership in 1997 and $50,300 was due to increases in the number of subscriptions for basic, premium and tier services. These increases were partially offset by a decrease of $12,000 in other revenue producing items such as advertising sales revenue. As of September 30, 1998, the Partnership had approximately 7,500 basic subscribers and 1,900 premium service units.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

         Service costs increased from $244,000 to $259,000, or by 6.1%, and from $727,400 to $769,400, or by 5.8%, for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997. Service costs represent costs directly attributable to providing cable services to customers. The increases were primarily due to increases in programming fees resulting from higher rates charged by program suppliers.

         General and administrative expenses decreased from $120,200 to $109,300, or by 9.1%, and from $322,200 to $321,000, or by less than 1.0%, for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997. The decreases were primarily due to lower bad debt expense.

         Management fees and reimbursed expenses increased from $66,400 to $68,500, or by 3.2%, and from $200,800 to $207,000, or by 3.1%, for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997. Management fees increased in direct relation to increased revenues as described above. Reimbursed expenses increased as a result of higher personnel costs resulting from wage increases.

         Depreciation and amortization expense increased from $278,900 to $284,600, or by 2.0%, and from $826,000 to $838,700, or by 1.5%, for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997. The increases were due to asset additions related to the upgrade and extension of the Partnership's plant.

         Operating income increased from $18,100 to $32,800, or by 81.2%, and from $109,100 to $139,800, or by 28.1%, for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997. The increases were primarily due to increases in revenues as described above.

         Interest income increased from $4,200 to $5,500, or by 31.0%, and from $8,400 to $13,600, or by 61.9%, for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997. The increases were primarily due to higher average cash balances available for investment and higher average interest rates earned in the 1998 periods as compared to the corresponding periods in 1997.

         Interest expense increased from $32,900 to $37,200, or by 13.1%, and from $97,400 to $118,800, or by 22.0%, for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997. The increases were primarily due to increases in average borrowings in the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997.

         The Partnership incurred expenses of $20,100 in connection with the proposed sale of its cable systems during the three and nine months ended September 30, 1998.

         Due to the factors described above, the Partnership's net loss increased from $10,600 to $19,000, or by 79.2%, for the three months ended September 30, 1998 as compared to the corresponding period in 1997. The Partnership's net income decreased to $15,400 from $20,100, or by 30.5%, for the nine months ended September 30, 1998 as compared to the equivalent period in 1997.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

         Based on its experience in the cable television industry, the Partnership believes that operating income before depreciation and amortization ("EBITDA") and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles ("GAAP") and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA as a percentage of revenues increased from 40.8% to 42.1% and from 42.8% to 43.0% during the three and nine months ended September 30, 1998 compared to the corresponding periods in 1997. The increases were due to higher revenues. EBITDA increased from $297,000 to $317,400, or by 6.9%, and from $935,100 to $978,500, or by 4.6%, during the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997.

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

         Substantially all of the available channel capacity in the Partnership's cable systems is being utilized and each of the Partnership's cable systems requires upgrading. Existing franchise agreements for three of the seven franchise areas in the Partnership's Villa Rica, Georgia cable system require the Partnership to complete system upgrades by early 1999. In addition, the Partnership is in the process of negotiating the renewal of franchise agreements for two other franchise areas covered by the Villa Rica cable system and the Partnership believes that the renewed franchise agreements may require the Partnership to upgrade the cable systems within those franchise areas. If the Partnership is unable to obtain financing to fund the upgrades required by its franchise agreements, the respective franchising authorities may be entitled to terminate the franchise agreements and the Partnership could lose valuable franchises.

         Because the Villa Rica cable system is served by one headend and utilizes integrated cable hardware, the Partnership's proposed upgrade program would cover all of the seven franchise areas in the Villa Rica, Georgia cable system (the "Villa Rica Upgrade") and is estimated to require aggregate capital expenditures of approximately $7.5 million. The Partnership, however, does not presently have, and believes it will be unable to obtain, the funds required to complete the Villa Rica Upgrade. The Partnership only has approximately $1.0 million of availability under its $2.5 million revolving loan facility. In addition, the Partnership's partnership agreement (the "Partnership Agreement") provides that the Partnership may not incur borrowings unless the amount of such borrowings, together with all outstanding borrowings, does not exceed 33% of the original capital raised by the Partnership (i.e., a maximum of approximately $3.0 million of outstanding indebtedness). Consequently, even if the Partnership used the approximately $1.0 million of existing availability under its revolving loan facility and was able to obtain the additional $500,000 of debt

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

financing permitted under the terms of the Partnership Agreement, the Partnership would still lack approximately $6.0 million of additional funding necessary to complete the Villa Rica Upgrade.

         The Partnership considered seeking an amendment to the Partnership Agreement to permit the Partnership to incur sufficient indebtedness to fund completion of the Villa Rica Upgrade. Ultimately, however, the Partnership concluded that such an amendment would not benefit the Partnership because debt financing sufficient to complete the Villa Rica Upgrade was not available. This conclusion was based in large part on the discussions held with financing sources in 1996 and 1997 in connection with the refinancing by EFC of the long-term indebtedness of several partnerships managed by the Corporate General Partner. Since financing was not available to fund completion of the Villa Rica Upgrade, the Partnership instead engaged a business broker to solicit offers from third parties to purchase the Partnership's cable systems. In response to such solicitation, the Partnership received only the Initial Offers, each of which excluded the Ivins, Utah and Fisk, Missouri cable systems and contained several potential purchase price adjustments and material closing conditions.

         The Partnership concluded that it was not in the best interests of the unitholders to accept either of the Initial Offers because, among other things, neither Initial Offer constituted an offer to purchase all of the Partnership's cable systems, and each Initial Offer was subject to several potential purchase price adjustments and material closing conditions. Subsequent to the Partnership's receipt of the Initial Offers, the Partnership received the Falcon Offer for $10,473,200 in cash. The Falcon Offer includes a price for the Villa Rica cable system which exceeds the highest of the Initial Offers by approximately 2.5%, contains no potential purchase price adjustments and contains only limited closing conditions. After the Partnership received the Falcon Offer, the Partnership received the Fisk Offer. The Partnership concluded that it was not in the best interests of the unitholders to accept the Fisk Offer because, among other things, the Fisk Offer did not constitute an offer to purchase all of the cable systems, and the Falcon Offer includes a price for the Fisk, Missouri cable system that exceeds the Fisk Offer by approximately 15%.

         Given current market conditions for the Assets, the lack of channel capacity, the impending upgrades required by the Partnership's franchise agreements and the Partnership's funding limitations, the Corporate General Partner believes that accepting the Falcon Offer is in the best interests of the Partnership and the unitholders. Accordingly, the Purchasers and the Partnership entered into the Purchase Agreement, dated as of November 6, 1998, pursuant to which the Purchasers agreed to purchase from the Partnership, and the Partnership agreed to sell to the Purchasers, subject to obtaining the requisite consents from the unitholders as discussed below, all of the Partnership's cable systems for a price of $10,473,200 in cash (the "Sale"). If the Sale is consummated, the General Partner will make one or more liquidating distributions to the unitholders and the general partners and, after providing for the payment of the Partnership's obligations, cause the Partnership to dissolve and be liquidated. Based upon the terms and conditions of the Sale, after repayment of the Partnership's existing obligations, the Partnership presently estimates that liquidating distributions to Unitholders would total between $220 and $230 per unit, less applicable taxes, if any. As a condition to the Sale, the Purchase Agreement requires that the holders of a majority of the units approve the Sale, certain amendments to the partnership agreement and the liquidation of the Partnership. On November 9, 1998, the Partnership filed with the Securities and Exchange Commission preliminary consent solicitation materials and a Rule 13e-3 Transaction Statement relating to the proposed Sale.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

         The Partnership is party to a loan agreement with EFC which provides for a revolving loan facility of $2,528,900 (the "Facility"). The Partnership prepaid $150,000 and $100,000 of its outstanding borrowings under the Facility on June 22, 1998 and October 9, 1998, respectively, such that total outstanding borrowings under the Facility were $1,500,000. All outstanding borrowings under the Facility would be repaid in full with the proceeds from the sale of the Partnership's assets as described above.

         The Partnership's Facility will mature on August 31, 2001, at which time all funds previously advanced will be due in full. Borrowings bear interest at the lender's base rate (8.25% at September 30, 1998) plus 0.625%, or at an offshore rate plus 1.875%. Under certain circumstances, the Partnership is required to make mandatory prepayments, which permanently reduce the maximum commitment under the Facility. The Facility contains certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sales of assets, acquisitions and other covenants, defaults and conditions. The Partnership believes it was in compliance with the covenants at September 30, 1998.

         The Facility does not restrict the payment of distributions to partners unless an event of default exists thereunder or the ratio of debt to cash flow is greater than 4 to 1. As previously disclosed, however, in response to the FCC's amended rate regulation rules and the Partnership's capital expenditure requirements, distributions to Unitholders were discontinued in July 1994. As stated at the time of the announcement of this decision, the Partnership believes that it is critical to preserve its liquidity though the retention of cash. As a result, and because of the pending system upgrade requirements discussed above, the Partnership does not anticipate paying distributions at any time in the foreseeable future except in connection with a liquidation of the Partnership as described above.

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

         While the Partnership made the election to self-insure for these risks based upon a comparison of historical damage sustained over the previous five years with the cost and amount of insurance currently available, there can be no assurance that future self-insured losses will not exceed prior costs of maintaining insurance for these risks. Approximately 90% of the Partnership's subscribers are served by its system in Villa Rica, Georgia and neighboring communities. Significant damage to the system due to seasonal weather conditions or other events could have a material adverse effect on the Partnership's liquidity and cash flows. The Partnership continues to purchase insurance coverage in amounts its management views as appropriate for all other property, liability, automobile, workers' compensation and other types of insurable risks.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

         In October 1998, the Partnership reinstated third party insurance coverage against damage to its cable distribution plant and subscriber connections and against business interruptions resulting from such damage. Although this coverage is subject to a significant annual deductible, the policy is intended to insure the Partnership against catastrophic losses, if any, in future periods.

         During the third quarter, the Corporate General Partner continued its identification and evaluation of the Partnership's Year 2000 business risks and its exposure to computer systems, to operating equipment which is date sensitive and to the interface systems of its vendors and service providers. The evaluation has focused on identification and assessment of systems and equipment that may fail to distinguish between the year 1900 and the year 2000 and, as a result, may cease to operate or may operate improperly when dates after December 31, 1999 are introduced.

         Based on a study conducted in 1997, the Corporate General Partner concluded that certain of the Partnership's information systems were not Year 2000 compliant and elected to replace such software and hardware with applications and equipment certified by the vendors as Year 2000 compliant. The Corporate General Partner expects to install substantially all of the new systems in the fourth quarter of 1998, with the remaining systems to be installed in the first half of 1999. The total anticipated cost, including replacement software and hardware, will be borne by FCLP. FCLP is utilizing internal and external resources to install the new systems. The Partnership does not believe that any other significant information technology ("IT") projects affecting the Partnership have been delayed due to efforts to identify and address Year 2000 issues.

         Additionally, the Partnership has inventoried its operating and revenue generating equipment to identify items that need to be upgraded or replaced and has surveyed cable equipment manufacturers to determine which of their models require upgrade or replacement to become Year 2000 compliant. Identification and evaluation are essentially completed and a plan is being developed to remediate non-compliant equipment prior to January 1, 2000. The Partnership expects to complete its planning process by the end of 1998. Upgrade or replacement, testing and implementation will be performed in 1999. The cost of such replacement or remediation, currently estimated at $4,300, is not expected to have a material effect on the Partnership's financial position or results of operations. The Partnership has not incurred any costs related to the Year 2000 project as of September 30, 1998. The Partnership plans to inventory, assess, replace and test equipment with embedded computer chips in a separate segment of its project, presently scheduled for 1999.

         The Partnership has continued to survey its significant third party vendors and service suppliers to determine the extent to which the Partnership's interface systems are vulnerable should those third parties fail to solve their own Year 2000 problems on a timely basis. Among the most significant service providers upon which the Partnership relies are programming suppliers, power and telephone companies, various banking institutions and the Partnership's customer billing service. A majority of these service suppliers either have not responded to the Partnership's inquiries regarding their Year 2000 compliance programs or have responded that they are unsure if they will become compliant on a timely basis. Consequently, there can be no assurance that the systems of other companies on which the Partnership must rely will be Year 2000 compliant on a timely basis.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

         The Partnership expects to develop a contingency plan in 1999 to address possible situations in which various systems of the Partnership, or of third parties with which the Partnership does business, are not compliant prior to January 1, 2000. Considerable effort will be directed toward distinguishing between those contingencies with a greater probability of occurring from those whose occurrence is considered remote. Moreover, such a plan will necessarily focus on systems whose failure poses a material risk to the Partnership's results of operations and financial condition.

         The Partnership's most significant Year 2000 risk is an interruption of service to subscribers, resulting in a potentially material loss of revenues. Other risks include impairment of the Partnership's ability to bill and/or collect payment from its customers, which could negatively impact its liquidity and cash flows. Such risks exist primarily due to technological operations dependent upon third parties and to a much lesser extent to those under the control of the Partnership. Failure to achieve Year 2000 readiness in either area could have a material adverse impact on the Partnership. The Partnership is unable to estimate the possible effect on its results of operations, liquidity and financial condition should its significant service suppliers fail to complete their readiness programs prior to the Year 2000. Depending on the supplier, equipment malfunction or type of service provided, as well as the location and duration of the problem, the effect could be material. For example, if a cable programming supplier encounters an interruption of its signal due to a Year 2000 satellite malfunction, the Partnership will be unable to provide the signal to its cable subscribers, which could result in a loss of revenues. Due to the number of individually owned and operated channels the Partnership carries for its subscribers, and the packaging of those channels, the Partnership is unable to estimate any reasonable dollar impact of such interruption.

         NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

         Cash provided by operating activities decreased by $246,700 in the nine months ended September 30, 1998 from the corresponding period in 1997. Changes in receivables and prepaid expenses provided $237,300 less cash in the first nine months of 1998 primarily due to the collection of an insurance claim in the first three months of 1997. Changes in accounts payable balances provided $19,100 less cash in the first nine months of 1998 due to differences in the timing of payments.

         The Partnership used $82,000 more cash in investing activities during the nine months ended September 30, 1998 than in the comparable nine months of 1997 due to increases of $78,500 in expenditures for tangible assets and $4,400 in spending for intangible assets. Financing activities used $640,300 less cash in the first nine months of 1998 than in the comparable 1997 period. The Partnership used $1,218,300 more cash in the first nine months of 1997 than in the equivalent period of 1998 to pay past due balances for management fees and reimbursed expenses owed to the Corporate General Partner and programming expense owed to Cablevision. Additionally, the Partnership used $1,138,400 less cash for the repayment of debt in the 1998 period and $33,600 less cash for deferred loan costs related to its Facility with EFC. The Partnership borrowed $1,750,000 under its Facility with EFC in the first nine months of 1997 as compared with the first nine months of 1998 when the Partnership borrowed no additional funds.

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



                                      By:    ENSTAR COMMUNICATIONS CORPORATION
                                             General Partner






Date:  November 13, 1998              By:       /s/ Michael K. Menerey
                                             -------------------------
                                             Michael K. Menerey,
                                             Executive Vice President,
                                             Chief Financial Officer and
                                             Secretary