Form 10-K405/A
period 1997-12-31
ENSTAR INCOME GROWTH PROGRAM SIX B L P
filed 1999-01-26
CIK 824779

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------


                                  FORM 10-K/A


                               (Amendment No. 1)

                            ------------------------

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 1997

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________ to _________ .

                        Commission File Number: 0-18495
                                                -------

                    Enstar Income/Growth Program Six-B, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                      GEORGIA                                       58-1754588
-------------------------------------------------------     ----------------------
          (State or other jurisdiction of                       (I.R.S. Employer
           incorporation or organization)                    Identification Number)

       10900 Wilshire Boulevard -- 15th Floor
              Los Angeles, California                                90024
--------------------------------------------------------     ----------------------
          (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (310) 824-9990
                                                    --------------
        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                                              Name of Each Exchange
                    Title of Each Class                        on which Registered
                    -------------------                       ---------------------
           Units of Limited Partnership Interest                       None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting equity securities held by non-affiliates of the registrant -- all of the registrant's 36,626 units of limited partnership interests, its only class of equity securities, are held by non-affiliates. There is no public trading market for the units, and transfers of units are subject to certain restrictions; accordingly, the registrant is unable to state the market value of the units held by non-affiliates.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                   The Exhibit Index is located at Page E-1.

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

                                                                                                        AVERAGE
                                                                                                        MONTHLY
                                                                         PREMIUM                      REVENUE PER
                                HOMES        BASIC          BASIC        SERVICE       PREMIUM           BASIC
           SYSTEM             PASSED(1)   SUBSCRIBERS   PENETRATION(2)   UNITS(3)   PENETRATION(4)   SUBSCRIBER(5)
           ------             ---------   -----------   --------------   --------   --------------   --------------
Ivins, UT...................      863          330           38.2%           90          27.3%           $32.43
Fisk, MO....................      770          388           50.4%          107          27.6%           $21.61
Villa Rica, GA..............    9,593        6,494           67.7%        1,796          27.7%           $34.99
                               ------        -----                        -----
          Total.............   11,226        7,212           64.2%        1,993          27.6%           $34.15
                               ======        =====                        =====

---------------
(1) Homes passed refers to estimates by the Partnership of the approximate number of dwelling units in a particular community that can be connected to the distribution system without any further extension of principal transmission lines. Such estimates are based upon a variety of sources, including billing records, house counts, city directories and other local sources.

(2) Basic subscribers to cable service as a percentage of homes passed by cable.

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

(5) Average monthly revenue per basic subscriber has been computed based on revenue for the year ended December 31, 1997.

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

TECHNOLOGICAL DEVELOPMENTS

     As part of its commitment to customer service, the Partnership seeks to apply technological advances in the cable television industry to its cable television systems on the basis of cost effectiveness, capital availability, enhancement of product quality and service delivery and industry-wide acceptance. Currently, the Partnership's systems have an average channel capacity of 12 in systems that serve 5% of its customers and an average channel capacity of 35 in systems that serve 95% of its customers and on average utilize 100% of such systems' respective channel capacity. The Partnership believes that system upgrades would enable it to provide customers with greater programming diversity, better picture quality and alternative communications delivery systems made possible by the introduction of fiber optic technology and by the possible future application of digital compression. The implementation of the Partnership's capital expenditure plans is, however, dependent in part on the availability of adequate capital on terms satisfactory to the Partnership. The Corporate General Partner has concluded that the Partnership is not able to obtain the necessary capital and, thus, has initiated discussions with a business broker to sell the assets of the Partnership. See "Business
Strategy -- Capital Expenditures," "Legislation and Regulation," and Item 7., "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     The Partnership's cable programming costs have increased in recent years and are expected to continue to increase due to additional programming being provided to basic customers, requirements to carry channels under retransmission carriage agreements entered into with certain programming sources, increased costs to produce or purchase cable programming generally (including sports programming), inflationary increases and other factors. The 1996 retransmission carriage agreement negotiations resulted in the Partnership agreeing to carry one new service in its Villa Rica system, for which it expects to receive reimbursement of certain costs related to launching the service. All other negotiations were completed with essentially no change to the previous agreements. Under the FCC's rate regulations, increases in programming costs for regulated cable services occurring after the earlier of March 1, 1994, or the date a system's basic cable service became regulated, may be passed through to customers. See "Legislation and Regulation -- Federal Regulation -- Carriage of Broadcast Television Signals." Generally, programming costs are charged among systems on a per customer basis.

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

                                                                          NUMBER OF     PERCENTAGE OF
                                                           NUMBER OF        BASIC           BASIC
              YEAR OF FRANCHISE EXPIRATION                 FRANCHISES    SUBSCRIBERS     SUBSCRIBERS
              ----------------------------                 ----------    -----------    -------------
Prior to 1999............................................       4           4,601           63.8%
1999 - 2003..............................................       3             544            7.5%
2004 and after...........................................       3           1,893           26.2%
                                                               --           -----           ----
          Total..........................................      10           7,038           97.5%
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

     Individuals presently have the option to purchase home satellite dishes, which allow the direct reception of satellite-delivered broadcast and nonbroadcast program services formerly available only to cable television subscribers. Most satellite-distributed program signals are being electronically scrambled to permit reception only with authorized decoding equipment for which the consumer must pay a fee. The 1992 Cable Act enhances the right of cable competitors to purchase nonbroadcast satellite-delivered programming. See "Legislation and Regulation -- Federal Regulation."

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

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S EQUITY SECURITIES AND RELATED SECURITYHOLDER MATTERS

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

     The Partnership's ability to pay distributions, the actual level of distributions and the continuance of distributions, if any, will depend on a number of factors, including the amount of cash flow from operations, projected capital expenditures, provision for contingent liabilities, availability of bank financing, regulatory or legislative developments governing the cable television industry, and growth in customers. Some of these factors are beyond the control of the Partnership, and consequently, no assurance can be given regarding the level or timing of future distributions, if any. The Partnership's new Facility does not restrict the payment of distributions to partners unless an event of default exists thereunder or the Maximum Leverage Ratio, as defined, is greater than 4 to 1. However, due to the Partnership's pending rebuild requirements, management does not anticipate paying distributions at any time in the foreseeable future. See
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6.        SELECTED FINANCIAL DATA

     Set forth below is selected financial data of the Partnership for the five years ended December 31, 1997. This data should be read in conjunction with the Partnership's financial statements included in Item 8 hereof and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7.

                                                    YEAR ENDED DECEMBER 31,
                              -------------------------------------------------------------------
                                 1993          1994          1995          1996          1997
                              -----------   -----------   -----------   -----------   -----------
OPERATIONS STATEMENT DATA
  Revenues..................  $ 1,797,000   $ 2,007,800   $ 2,211,900   $ 2,524,700   $ 2,917,600
  Costs and expenses........   (1,167,800)   (1,293,600)   (1,291,200)   (1,461,100)   (1,675,100)
  Depreciation and
     amortization...........     (915,200)   (1,004,200)     (976,400)   (1,054,200)   (1,118,800)
                              -----------   -----------   -----------   -----------   -----------
  Operating income (loss)...     (286,000)     (290,000)      (55,700)        9,400       123,700
  Interest expense..........     (150,500)     (161,300)     (195,400)     (147,700)     (140,800)
  Interest income...........        5,200         1,500         4,300         8,000        11,600
                              -----------   -----------   -----------   -----------   -----------
  Net loss..................  $  (431,300)  $  (449,800)  $  (246,800)  $  (130,300)  $    (5,500)
                              ===========   ===========   ===========   ===========   ===========
  Distributions to
     partners...............  $   443,900   $   259,000   $        --   $        --   $        --
                              ===========   ===========   ===========   ===========   ===========
PER UNIT OF LIMITED
  PARTNERSHIP INTEREST:
  Net loss..................  $    (11.66)  $    (12.16)  $     (6.67)  $     (3.52)  $     (0.15)
                              ===========   ===========   ===========   ===========   ===========
  Distributions.............  $     12.00   $      7.00   $        --   $        --   $        --
                              ===========   ===========   ===========   ===========   ===========
OTHER OPERATING DATA
  Net cash provided by
     operating activities...  $   495,600   $   532,900   $   408,700   $   957,000   $ 1,379,800
  Net cash used in investing
     activities.............     (582,500)     (447,900)     (548,100)     (700,100)     (604,800)
  Net cash provided by (used
     in) financing
     activities.............      165,300       (47,900)      (13,900)       56,800      (823,700)
  EBITDA(1).................      629,200       714,200       920,700     1,063,600     1,242,500
  EBITDA to revenues........         35.0%         35.6%         41.6%         42.1%         42.6%
  Total debt to EBITDA......          3.2x          2.7x          1.8x          1.2x          1.4x
  Capital expenditures......  $   578,500   $   438,400   $   526,700   $   673,300   $   577,200

                                                         AS OF DECEMBER 31,
                                   --------------------------------------------------------------
                                      1993         1994         1995         1996         1997
                                   ----------   ----------   ----------   ----------   ----------
BALANCE SHEET DATA
  Total assets...................  $7,539,800   $7,027,700   $6,765,700   $6,656,500   $5,894,700
  Total debt.....................   2,013,200    1,907,500    1,630,700    1,288,400    1,750,000
  General partners' deficit......     (26,300)     (33,400)     (35,900)     (37,200)     (37,300)
  Limited partners' capital......   4,655,600    3,953,900    3,709,600    3,580,600    3,575,200

---------------

(1) EBITDA is calculated as operating income before depreciation and amortization. Based on its experience in the cable television industry, the Partnership believes that EBITDA and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. In addition, the covenants in the primary debt instrument of the Partnership use EBITDA-derived calculations as a measure of financial performance. EBITDA is not a measurement determined under GAAP and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income, as an indicator of the Partnership's financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the Partnership's definition of EBITDA may not be identical to similarly titled measures used by other companies.

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


     EBITDA is calculated as operating income before depreciation and amortization. See footnote 1 to "Selected Financial Data." EBITDA as a percentage of revenues increased from 42.1% during 1996 to 42.6% in 1997. The increase was primarily caused by increased revenues. EBITDA increased from $1,063,600 to $1,242,500, or by 16.8%, as a result.


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


     EBITDA is calculated as operating income before depreciation and amortization. See footnote 1 to "Selected Financial Data." EBITDA as a percentage of revenues increased from 41.6% during 1995 to 42.1% in 1996. The increase was primarily caused by increased revenues. EBITDA increased from $920,700 to $1,063,600, or by 15.5%, as a result.


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


NEW ACCOUNTING PRONOUNCEMENT



     In 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on Costs of Start-Up Activities." The new standard, which becomes effective for the Partnership on January 1, 1999, requires costs of start-up activities to be expensed as incurred. The Partnership believes that adoption of this standard will not have a material impact on the Partnership's financial position or results of operations.


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

     Set forth below is certain general information about the Directors and Executive Officers of the Corporate General Partner:

        NAME                                     POSITION
        ----                                     --------
Marc B. Nathanson      Director, Chairman of the Board and Chief Executive Officer
Frank J. Intiso        Director, President and Chief Operating Officer
Stanley S. Itskowitch  Director, Executive Vice President and General Counsel
Michael K. Menerey     Director, Executive Vice President, Chief Financial Officer
                       and Secretary
Joe A. Johnson         Executive Vice President -- Operations
Thomas J. Hatchell     Executive Vice President -- Operations
Jon W. Lunsford        Executive Vice President -- Finance
Abel C. Crespo         Controller

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

     JOE A. JOHNSON, 53, has been Executive Vice President -- Operations of FHGI since September 1995. He has been Executive Vice President -- Operations of Enstar Communications Corporation since January 1996. He was a Divisional Vice President of FHGI between 1989 and 1992. From 1982 to 1989, he held the positions of Vice President and Director of Operations for Sacramento Cable Television, Group W Cable of Chicago and Warner Amex. From 1975 to 1982, Mr. Johnson held cable system and regional manager positions with Warner Amex and Teleprompter.

     THOMAS J. HATCHELL, 48, has been Executive Vice President -- Operations of FHGI and Enstar Communications Corporation since February 1998. From October 1995 to February 1998, he was Senior Vice President of Operations of Falcon International Communications, L.P. and its predecessor company and was a Senior Vice President of FHGI from January 1992 to September 1995. Mr. Hatchell was a Divisional Vice President of FHGI between 1989 and 1992. From 1981 to 1989, he served as Vice President and Regional Manager for Falcon's San Luis Obispo, California region. He was Vice President -- Construction of an affiliate of Falcon from June 1980 to June 1981. In addition, he served as a General Manager of the cable system in Tulare County, California, from 1977 to 1980. Prior to that time, Mr. Hatchell served as a cable executive with the Continental Telephone Company.

     JON W. LUNSFORD, 38, has been Executive Vice President -- Finance of FHGI and Enstar Communications Corporation since February 1998. Prior to that time, he had been Vice President -- Finance and

Corporate Development of FHGI since September 1994 and of Enstar Communications Corporation since January 1996. From 1991 to 1994, he served as Director of Corporate Finance at Continental Cablevision, Inc. Prior to 1991, Mr. Lunsford was a Vice President with Crestar Bank.

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

              (b)    Reports on Form 8-K

                     None.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 26, 1999.


                                      ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                                      By: Enstar Communications Corporation,
                                         Corporate General Partner

                                      By:       /s/ MARC B. NATHANSON

                                         ---------------------------------------
                                                    Marc B. Nathanson
                                             Chairman of the Board and Chief
                                                    Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this amended report has been signed by the following persons on behalf of the Registrant and in the capacities indicated on the 26th day of January 1999.


                    SIGNATURES                                            TITLE(*)
                    ----------                                            --------

               /s/ MARC B. NATHANSON                 Chairman of the Board and Chief Executive Officer
---------------------------------------------------  (Principal Executive Officer)
                 Marc B. Nathanson

              /s/ MICHAEL K. MENEREY                 Executive Vice President, Chief Financial Officer,
---------------------------------------------------  Secretary and Director (Principal Financial and
                Michael K. Menerey                   Accounting Officer)

                /s/ FRANK J. INTISO                  President, Chief Operating Officer and Director
---------------------------------------------------
                  Frank J. Intiso

             /s/ STANLEY S. ITSKOWITCH               Executive Vice President, General Counsel and
---------------------------------------------------  Director
               Stanley S. Itskowitch

---------------
(*) Indicates position(s) held with Enstar Communications Corporation, the
    Corporate General Partner of the Registrant.

                         INDEX TO FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Auditors..............................  F-2
Balance Sheets -- December 31, 1996 and 1997................  F-3
Financial Statements for each of the three years in the
  period ended December 31, 1997:
  Statements of Operations..................................  F-4
  Statements of Partnership Capital (Deficit)...............  F-5
  Statements of Cash Flows..................................  F-6
Notes to Financial Statements...............................  F-7

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

                                          /s/  ERNST & YOUNG LLP

Los Angeles, California
February 20, 1998

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                                 BALANCE SHEETS
                    ========================================
                                     ASSETS

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1996          1997
                                                              ----------    ----------
Cash and cash equivalents...................................  $  353,500    $  304,800
Accounts receivable, less allowance of $1,900 and $2,500 for
  possible losses...........................................      67,200       101,500
Insurance claim receivable..................................     250,500            --
Prepaid expenses and other assets...........................      61,600        48,800
Property, plant and equipment, less accumulated depreciation
  and amortization..........................................   3,593,400     3,477,400
Franchise cost, net of accumulated amortization of
  $2,256,400 and $2,615,600.................................   2,053,300     1,714,100
Intangible costs, net of accumulated amortization of
  $322,300 and $380,800.....................................     277,000       248,100
                                                              ----------    ----------
                                                              $6,656,500    $5,894,700
                                                              ==========    ==========

                         LIABILITIES AND PARTNERSHIP CAPITAL
Liabilities:
  Accounts payable..........................................  $  145,700    $  176,500
  Due to affiliates.........................................   1,679,000       430,300
  Note payable..............................................   1,288,400            --
  Note payable -- affiliate.................................          --     1,750,000
                                                              ----------    ----------
          Total Liabilities.................................   3,113,100     2,356,800
                                                              ----------    ----------
Commitments and Contingencies
Partnership Capital (Deficit):
  General partners..........................................     (37,200)      (37,300)
  Limited partners..........................................   3,580,600     3,575,200
                                                              ----------    ----------
          TOTAL PARTNERSHIP CAPITAL.........................   3,543,400     3,537,900
                                                              ----------    ----------
                                                              $6,656,500    $5,894,700
                                                              ==========    ==========

                See accompanying notes to financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                            STATEMENTS OF OPERATIONS
                    ========================================

                                                                YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1995          1996          1997
                                                         ----------    ----------    ----------
REVENUES...............................................  $2,211,900    $2,524,700    $2,917,600
                                                         ----------    ----------    ----------
OPERATING EXPENSES:
  Service costs........................................     705,000       825,200       976,600
  General and administrative expenses..................     383,500       404,500       430,700
  General Partner management fees and reimbursed
     expenses..........................................     202,700       231,400       267,800
  Depreciation and amortization........................     976,400     1,054,200     1,118,800
                                                         ----------    ----------    ----------
                                                          2,267,600     2,515,300     2,793,900
                                                         ----------    ----------    ----------
          Operating income (loss)......................     (55,700)        9,400       123,700
                                                         ----------    ----------    ----------
OTHER INCOME (EXPENSE):
  Interest expense.....................................    (195,400)     (147,700)     (140,800)
  Interest income......................................       4,300         8,000        11,600
                                                         ----------    ----------    ----------
                                                           (191,100)     (139,700)     (129,200)
                                                         ----------    ----------    ----------
NET LOSS...............................................  $ (246,800)   $ (130,300)   $   (5,500)
                                                         ==========    ==========    ==========
Net loss allocated to General Partners.................  $   (2,500)   $   (1,300)   $     (100)
                                                         ==========    ==========    ==========
Net loss allocated to Limited Partners.................  $ (244,300)   $ (129,000)   $   (5,400)
                                                         ==========    ==========    ==========
NET LOSS PER UNIT OF LIMITED
     PARTNERSHIP INTEREST..............................  $    (6.67)   $    (3.52)   $    (0.15)
                                                         ==========    ==========    ==========
WEIGHTED AVERAGE LIMITED
     PARTNERSHIP UNITS OUTSTANDING
     DURING THE YEAR...................................      36,626        36,626        36,626
                                                         ==========    ==========    ==========

                See accompanying notes to financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                  STATEMENTS OF PARTNERSHIP CAPITAL (DEFICIT)
                  ===========================================

                                                          GENERAL      LIMITED
                                                          PARTNERS     PARTNERS       TOTAL
                                                          --------    ----------    ----------
PARTNERSHIP CAPITAL (DEFICIT),
  January 1, 1995.......................................  $(33,400)   $3,953,900    $3,920,500
     Net loss for year..................................    (2,500)     (244,300)     (246,800)
                                                          --------    ----------    ----------
PARTNERSHIP CAPITAL (DEFICIT),
  December 31, 1995.....................................   (35,900)    3,709,600     3,673,700
     Net loss for year..................................    (1,300)     (129,000)     (130,300)
                                                          --------    ----------    ----------
PARTNERSHIP CAPITAL (DEFICIT),
  December 31, 1996.....................................   (37,200)    3,580,600     3,543,400
     Net loss for year..................................      (100)       (5,400)       (5,500)
                                                          --------    ----------    ----------
PARTNERSHIP CAPITAL (DEFICIT),
  December 31, 1997.....................................  $(37,300)   $3,575,200    $3,537,900
                                                          ========    ==========    ==========

                See accompanying notes to financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                            STATEMENTS OF CASH FLOWS
                    ========================================

                                                               YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------
                                                         1995          1996           1997
                                                       ---------    -----------    -----------
Cash flows from operating activities:
  Net loss...........................................  $(246,800)   $  (130,300)   $    (5,500)
  Adjustments to reconcile net loss to net cash
     provided by operating activities:
     Depreciation and amortization...................    976,400      1,054,200      1,118,800
     Amortization of deferred loan costs.............      5,200          1,300          6,700
     Increase (decrease) from changes in:
       Receivables...................................   (311,100)        76,800        216,200
       Prepaid expenses and other assets.............     (8,700)        (4,300)        12,800
       Accounts payable..............................     (6,300)       (40,700)        30,800
                                                       ---------    -----------    -----------
          Net cash provided by operating
            activities...............................    408,700        957,000      1,379,800
                                                       ---------    -----------    -----------
Cash flows from investing activities:
  Capital expenditures...............................   (526,700)      (673,300)      (577,200)
  Increase in intangible assets......................    (21,400)       (27,100)       (27,600)
  Proceeds from sale of property, plant and
     equipment.......................................         --            300             --
                                                       ---------    -----------    -----------
          Net cash used in investing activities......   (548,100)      (700,100)      (604,800)
                                                       ---------    -----------    -----------
Cash flows from financing activities:
  Repayment of debt..................................   (276,800)      (342,200)    (1,288,400)
  Borrowings from affiliate..........................         --             --      1,750,000
  Deferred loan costs................................     (5,000)        (5,100)       (36,600)
  Due to affiliate...................................    267,900        404,100     (1,248,700)
                                                       ---------    -----------    -----------
          Net cash provided by (used in) financing
            activities...............................    (13,900)        56,800       (823,700)
                                                       ---------    -----------    -----------
Net increase (decrease) in cash and cash
  equivalents........................................   (153,300)       313,700        (48,700)
Cash and cash equivalents at beginning of year.......    193,100         39,800        353,500
                                                       ---------    -----------    -----------
Cash and cash equivalents at end of year.............  $  39,800    $   353,500    $   304,800
                                                       =========    ===========    ===========

                See accompanying notes to financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                         NOTES TO FINANCIAL STATEMENTS
                    ========================================

NOTE 1       SUMMARY OF ACCOUNTING POLICIES

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

Cable television systems...............................     5-15 years
Vehicles...............................................        3 years
Furniture and equipment................................      5-7 years
Leasehold improvements.................................  Life of lease


     In 1996, the Partnership revised the estimated useful life of its existing plant assets in two Georgia franchise areas from 15 years to approximately 8.5 years. The Partnership implemented the reduction as a result of system upgrades that are required to be completed by February 1999 as provided for in the franchise agreements. The impact of this change in the life of the assets was to increase depreciation expense by approximately $139,000 and $133,000 in 1996 and 1997, respectively.


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

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                   =========================================

NOTE 1       SUMMARY OF ACCOUNTING POLICIES (CONTINUED)
  Recoverability of Assets

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

  Revenue Recognition


     Revenues from customer fees, equipment rental and advertising are recognized in the period that services are delivered. Installation revenue is recognized in the period the installation services are provided to the extent of direct selling costs. Any remaining amount is deferred and recognized over the estimated average period that customers are expected to remain connected to the cable television system.


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


  Costs of Start-Up Activities



     In 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on Costs of Start-Up Activities." The new standard, which becomes effective for the Partnership on January 1, 1999, requires costs of start-up activities to be expensed as incurred. The Partnership believes that adoption of this standard will not have a material impact on the Partnership's financial position or results of operations.



  Advertising Costs



     All advertising costs are expensed as incurred.


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

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                   =========================================

NOTE 1       SUMMARY OF ACCOUNTING POLICIES (CONTINUED)
  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

NOTE 2       PARTNERSHIP MATTERS

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

NOTE 3       POTENTIAL LIQUIDATION OF PARTNERSHIP ASSETS

     The Corporate General Partner has initiated discussions with a business broker to explore selling the Partnership's cable systems. The Corporate General Partner believes the sale of these assets would allow the Partnership to pay off its bank debt and other obligations and liquidate as soon as practicable thereafter. The

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                   =========================================

NOTE 3       POTENTIAL LIQUIDATION OF PARTNERSHIP ASSETS (CONTINUED)
Partnership is required by provisions in its franchise agreements to rebuild two of its cable systems in Georgia at an approximate cost of $1.9 million. The Partnership has insufficient borrowing capacity available under its current credit facility (approximately $779,000) and is unable to seek adequate sources of capital due to limitations on indebtedness imposed by the partnership agreement. The partnership agreement provides that without the approval of a majority of interests of limited partners, the Partnership may not incur borrowings unless the amount of such borrowings together with all outstanding borrowings does not exceed 33% of the original capital raised by the Partnership, or a maximum of $3,052,500 permitted debt outstanding, versus the Partnership's current facility of $2,528,900 (See Note 7). This provision of the partnership agreement would need to be amended to increase the Partnership's leverage. There can be no assurance that the Partnership would be able to effect such an amendment to the partnership agreement, nor that it will seek to do so. Neither are there any guarantees that the Partnership's systems can be sold in the near term at an acceptable price, if at all. The Corporate General Partner or its affiliates may purchase the Partnership's cable systems depending upon the offers received from prospective outside buyers. Any such sale would require the consent of the holders of a majority of the Partnership's limited partnership units and, if such sale were to the Corporate General Partner or an affiliate thereof, would require an amendment to the partnership agreement.

NOTE 4       INSURANCE CLAIM RECEIVABLE


     Insurance claim receivable at December 31, 1996 represents an uncollected insurance claim arising from storm-related system damage which occurred in 1995. In 1995, the Partnership recorded revenues of approximately $38,000, pertaining to estimated insurance proceeds for lost revenues due to the storm. Insurance proceeds pertaining to internal labor and overhead costs of $39,000 and $144,000 in 1995 and 1996, respectively, to repair cable systems damaged by the storm were recorded as reductions of service costs and general and administrative expenses.


NOTE 5       PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of:

                                                           DECEMBER 31,
                                                    --------------------------
                                                       1996           1997
                                                    -----------    -----------
Cable television systems..........................  $ 6,041,600    $ 6,531,200
Vehicles, furniture and equipment, and leasehold
  improvements....................................      173,300        190,800
                                                    -----------    -----------
                                                      6,214,900      6,722,000
Less accumulated depreciation and amortization....   (2,621,500)    (3,244,600)
                                                    -----------    -----------
                                                    $ 3,593,400    $ 3,477,400
                                                    ===========    ===========

NOTE 6       DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

  Cash and Cash Equivalents

     The carrying amount approximates fair value due to the short maturity of those instruments.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                   =========================================

NOTE 6 DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED) Notes Payable

     The carrying amount approximates fair value due to the variable rate nature of the notes payable.

NOTE 7       NOTE PAYABLE -- AFFILIATE

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

NOTE 8       COMMITMENTS AND CONTINGENCIES

     The Partnership leases tower sites associated with its systems under operating leases expiring in various years through 2002.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                   =========================================

NOTE 8       COMMITMENTS AND CONTINGENCIES (CONTINUED)
     Future minimum rental payments under non-cancelable operating leases that have remaining terms in excess of one year as of December 31, 1997 are as follows:

                           YEAR                              AMOUNT
                           ----                              -------
1998.......................................................  $ 7,100
1999.......................................................    6,600
2000.......................................................    6,600
2001.......................................................    1,700
                                                             -------
                                                             $22,000
                                                             =======

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

     While the Corporate General Partner has made the election to self-insure for these risks based upon a comparison of historical damage sustained over the past five years with the cost and amount of insurance currently available, there can be no assurance that future self-insured losses will not exceed prior costs of maintaining insurance for these risks. Approximately 90% of the Partnership's subscribers are served by its system in Villa Rica, Georgia and neighboring communities. Significant damage to the system due to seasonal weather conditions or other events could have a material adverse effect on the Partnership's liquidity and cash flows. The Partnership continues to purchase insurance coverage in amounts its management views as

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                   =========================================

NOTE 8 COMMITMENTS AND CONTINGENCIES (CONTINUED) appropriate for all other property, liability, automobile, workers' compensation and other types of insurable risks.

NOTE 9       TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

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

     The Partnership also receives certain system operating management services from affiliates of the Corporate General Partner in addition to the Manager due to the fact that there are no such employees directly employed by the Partnership. The Partnership reimburses the affiliates for its allocable share of the affiliates' operational costs. The total amount charged to the Partnership for these costs approximated $243,900, $243,000 and $266,100 in 1995, 1996 and 1997, respectively. No management fee is payable to the affiliates by the Partnership and there is no duplication of reimbursed expenses and costs paid to the Manager.


     Substantially all programming services have been purchased through Falcon Cablevision. Falcon Cablevision charges the Partnership for these costs based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. Programming fee expense was $370,900, $451,900 and $526,800 in 1995, 1996 and 1997, respectively. The payment of programming fees to Cablevision was deferred in prior years. On September 30, 1997, the Partnership utilized borrowings from its Facility together with available cash to pay its cumulative deferred programming expense balance, which approximated $408,000. Programming fees are included in service costs in the statements of operations.


NOTE 10       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


     During the years ended December 31, 1995, 1996 and 1997, cash paid for interest amounted to $237,900, $148,700 and $114,400, respectively.

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
     3     Amended and Restated Agreement of Limited Partnership of
           Enstar Income/Growth Program Six-B, L.P. dated January 5,
           1989.(1)
  10.1     Management Agreement between Enstar Income/Growth Program
           Six-B, L.P. and Enstar Cable Corporation.(1)
  10.2     Service agreement between Enstar Communication Corporation,
           Enstar Cable Corporation and Falcon Holding Group, Inc.
           dated as of October 1, 1988.(1)
  10.3     Franchise ordinance and related documents thereto granting a non-exclusive community antenna television system for the
           City of Ivins, Utah.(1)
  10.4     Franchise Ordinance 86-7 and related documents thereto
           granting a non-exclusive community antenna television
           franchise for the City of Ivins, Utah.(2)
  10.5     Franchise Ordinance 90-2 establishing the uniform franchise tax on all public utilities of the Town of Ivins, Utah.(2)
  10.6     Franchise Ordinance 210 and related documents thereto
           granting a non-exclusive community antenna television
           franchise for the City of Fisk, Missouri.(2)
  10.7     Franchise Ordinance 121 and related documents thereto
           granting a non-exclusive community antenna television
           franchise for the City of Qulin, Missouri.(2)
  10.8     Franchise Ordinance and related documents thereto granting a non-exclusive community antenna television franchise for the
           City of Buchanan, Georgia.(2)
  10.9     Franchise Ordinance and related documents thereto granting a non-exclusive community antenna television franchise for the
           City of Temple, Georgia.(2)
 10.10     Franchise Ordinance and related documents thereto granting a non-exclusive community antenna television franchise for the
           County of Carroll, Georgia.(2)
 10.11     Franchise Ordinance and related documents thereto granting a non-exclusive community antenna television franchise for the
           City of Bowden, Georgia.(2)
 10.12     Franchise Resolution and related documents thereto granting a non-exclusive community antenna television franchise for the County of Haralson, Georgia.(2)
 10.13     Franchise Agreement and related documents thereto granting a non-exclusive community antenna television franchise for the
           City of Bremen, Georgia.(2)
 10.14     Franchise ordinance and related documents thereto granting a non-exclusive community antenna television franchise for the
           City of Villa Rica, Georgia.(2)
 10.15     Credit and Term Loan Agreement dated December 14, 1990 by
           and between Enstar Income/Growth Program Six-B, L.P. and The
           First National Bank of Boston.(2)
 10.16     Amendment No. 1 to Credit Agreement dated December 14, 1990 by and between Enstar Income/Growth Program Six-B, L.P. and the First National Bank of Boston, dated March 23, 1993.(3)
 10.17     Amendment No. 2 to Credit Agreement dated December 14, 1990 by and between Enstar Income/Growth Program Six-B, L.P. and the First National Bank of Boston, dated March 22, 1994.(4)
 10.18     Amendment No. 3 to Credit Agreement dated December 14, 1990 by and between Enstar Income/Growth Program Six-B, L.P. and the First National Bank of Boston, dated August 11, 1994.(5)
 10.19     Franchise ordinance and related documents thereto granting a non-exclusive community antenna franchise for the City of
           Villa Rica, Georgia.(6)

EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
 10.20     Franchise ordinance and related documents thereto granting a non-exclusive community antenna franchise for the city of
           Temple, Georgia.(6)
 10.21     Amendment No. 4 to Credit Agreement dated December 14, 1990 by and between Enstar Income/Growth Program Six-B, L.P. and the First National Bank of Boston, dated September 29,
           1995.(7)
 10.22     Amendment No. 5 to Credit Agreement dated December 14, 1990 by and between Enstar Income/Growth Program Six-B, L.P. and the First National Bank of Boston, dated March 28, 1996.(8)
 10.23     Loan Agreement between Enstar Income/Growth Program Six-B,
           L.P. and Enstar Finance Company, LLC dated September 30,
           1997.(9)
 10.24     A resolution of the City of Bremen, Georgia extending the
           Cable Television Franchise of Enstar Income/Growth Program
           Six-B, L.P. Passed and adopted December 8, 1997.
  21.1     Subsidiaries: None.

---------------
                              FOOTNOTE REFERENCES

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