Form 10-Q
period 1999-03-31
ENSTAR INCOME GROWTH PROGRAM SIX B L P
filed 1999-05-17
CIK 824779

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                   -------------------------------------------

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended        March 31, 1999
                              ----------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              --------------------       --------------------

                         Commission File Number 0-18495
                                               ---------

                    Enstar Income/Growth Program Six-B, L.P.
------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                Georgia                                    58-1754588
     -------------------------------                 ----------------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                 Identification Number)

      10900 Wilshire Boulevard - 15th Floor
          Los Angeles, California                                90024
   -----------------------------------------                   ----------
   (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:    (310) 824-9990
                                                       --------------


------------------------------------------------------------------------------
             Former name, former address and former fiscal year,
                        if changed since last report.

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

                            CONDENSED BALANCE SHEETS
                    ----------------------------------------
                    ----------------------------------------


                                                                                            December 31,          March 31,
                                                                                                1998                 1999
                                                                                          -----------------    -----------------
                                                                                                                 (Unaudited)
ASSETS:
   Cash and cash equivalents                                                              $        362,300     $        325,600
   Accounts receivable, less allowance of $1,900 and
     $2,000 for possible losses                                                                     82,800               77,700
   Prepaid expenses and other assets                                                                64,100              161,100
   Property, plant and equipment, less accumulated
     depreciation and amortization of $3,409,900 and $4,137,300                                  3,508,100            3,681,900
   Franchise cost, net of accumulated
     amortization of $2,976,700 and $3,067,100                                                   1,361,500            1,271,100
   Intangible costs, net of accumulated amortization
     $398,600 and $413,800                                                                         187,500              172,300
                                                                                          -----------------    -----------------
                                                                                          $      5,566,300     $       5,689,700
                                                                                          -----------------    -----------------
                                                                                          -----------------    -----------------
                       LIABILITIES AND PARTNERSHIP CAPITAL
LIABILITIES:
   Accounts payable                                                                       $        193,100     $        268,200
   Due to affiliates                                                                               504,000              662,100
   Note payable - affiliate                                                                      1,400,000            1,450,000
                                                                                          -----------------    -----------------
          TOTAL LIABILITIES                                                                      2,097,100            2,380,300
                                                                                          -----------------    -----------------
COMMITMENTS AND CONTINGENCIES
PARTNERSHIP CAPITAL (DEFICIT):
   General partners                                                                                (38,000)             (39,600)
   Limited partners                                                                              3,507,200            3,349,000
                                                                                          -----------------    -----------------
          TOTAL PARTNERSHIP CAPITAL                                                              3,469,200            3,309,400
                                                                                          -----------------    -----------------
                                                                                          $      5,566,300     $      5,689,700
                                                                                          -----------------    -----------------
                                                                                          -----------------    -----------------

               *As presented in the audited financial statements.
            See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS
                    ----------------------------------------
                    ----------------------------------------


                                                                                                       Unaudited
                                                                                          -------------------------------------
                                                                                                   Three months ended
                                                                                                       March 31,
                                                                                          -------------------------------------
                                                                                               1998                 1999
                                                                                          ----------------    -----------------
REVENUES                                                                                  $       753,600     $       745,100
                                                                                          ----------------    -----------------
OPERATING EXPENSES:
   Service costs                                                                                  259,100             271,700
   General and administrative expenses                                                             99,100             127,700
   General Partner management fees
     and reimbursed expenses                                                                       67,500              67,000
   Depreciation and amortization                                                                  272,400             303,000
                                                                                          ----------------    -----------------
                                                                                                  698,100             769,400
                                                                                          ----------------    -----------------
OPERATING INCOME (LOSS)                                                                            55,500             (24,300)
                                                                                          ----------------    -----------------
OTHER INCOME (EXPENSE):
   Interest income                                                                                  3,100               3,700
   Interest expense                                                                               (41,100)            (32,800)
   Cost of potential sale of cable television systems                                               -                (106,400)
                                                                                          ----------------    -----------------
                                                                                                  (38,000)           (135,500)
                                                                                          ----------------    -----------------
NET INCOME (LOSS)                                                                         $        17,500     $      (159,800)
                                                                                          ----------------    -----------------
                                                                                          ----------------    -----------------
Net income (loss) allocated to General Partners                                           $           200     $        (1,600)
                                                                                          ----------------    -----------------
                                                                                          ----------------    -----------------
Net income (loss) allocated to Limited Partners                                           $        17,300     $      (158,200)
                                                                                          ----------------    -----------------
                                                                                          ----------------    -----------------
NET INCOME (LOSS) PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                                                   $          0.47     $         (4.32)
                                                                                          ----------------    -----------------
                                                                                          ----------------    -----------------
AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                                                                 36,626              36,626
                                                                                          ----------------    -----------------
                                                                                          ----------------    -----------------

            See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                            STATEMENTS OF CASH FLOWS
                    ----------------------------------------
                    ----------------------------------------


                                                                                                       Unaudited
                                                                                          -------------------------------------
                                                                                                   Three months ended
                                                                                                       March 31,
                                                                                          -------------------------------------
                                                                                               1998                 1999
                                                                                          ----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                      $        17,500     $      (159,800)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Depreciation and amortization                                                              272,400             303,000
       Amortization of deferred loan costs                                                          2,300               2,400
       Increase (decrease) from changes in:
         Accounts receivable, prepaid expenses and other assets                                    26,600             (91,900)
         Accounts payable                                                                         (31,200)             75,100
                                                                                          ----------------    -----------------
             Net cash provided by operating activities                                            287,600             128,800
                                                                                          ----------------    -----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                          (208,000)           (373,600)
   Increase in intangible assets                                                                   (4,600)              -
                                                                                          ----------------    -----------------
             Net cash used in investing activities                                               (212,600)           (373,600)
                                                                                          ----------------    -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Due to affiliates                                                                                1,700             158,100
   Borrowings from affiliate                                                                         -                 50,000
                                                                                          ----------------    -----------------
             Net cash provided by financing activities                                              1,700             208,100
                                                                                          ----------------    -----------------
INCREASE (DECREASE) IN CASH                                                                        76,700             (36,700)
CASH AT BEGINNING OF PERIOD                                                                       304,800             362,300
                                                                                          ----------------    -----------------
CASH AT END OF PERIOD                                                                     $       381,500     $       325,600
                                                                                          ----------------    -----------------
                                                                                          ----------------    -----------------

            See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                    ----------------------------------------
                    ----------------------------------------


1.   INTERIM FINANCIAL STATEMENTS

     The accompanying condensed interim financial statements for the three months ended March 31, 1999 and 1998 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of results for the entire year.

2.   TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

     The Partnership has a management and service agreement with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fee expense approximated $37,300 for the three months ended March 31, 1999.

     In addition to the monthly management fee described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiary are charged a proportionate share of these expenses. The Corporate General Partner has contracted with Falcon Communications, L.P. ("FCLP"), successor to Falcon Holding Group, L.P. ("FHGLP"), an affiliated partnership, to provide corporate management services for the Partnership. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $32,800 for the three months ended March 31, 1999. The payment of management fees and reimbursed expenses was deferred in prior years. On September 30, 1997, the Partnership obtained new financing and subsequently used such borrowings and other available cash to pay $387,500 of its previously deferred management fees and reimbursed expenses, which approximated $632,100. The remaining $244,600 of these deferred amounts was contributed as an equity contribution by the Corporate General Partner to its subsidiary, Enstar Finance Company, LLC ("EFC"), and remains an outstanding obligation of the Partnership. In the normal course of business, the Partnership pays interest and principal to EFC, its primary lender.

     The Partnership also receives certain system operating management services from affiliates of the Corporate General Partner in addition to the Manager due to the fact that there are no employees directly employed by the Partnership. The Partnership reimburses the affiliates for its allocable share of the affiliates' operational costs. The total amount charged to the Partnership for these costs approximated $73,500 for the three months ended March 31, 1999. No management fee is payable to the affiliates by the Partnership and there is no duplication of reimbursed expenses and costs paid to the Manager.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                    ----------------------------------------
                    ----------------------------------------


2.   TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES (CONTINUED)

     Substantially all programming services have been purchased through FCLP. FCLP, in the normal course of business, purchases cable programming services from certain program suppliers owned in whole or in part by affiliates of an entity that became a general partner of FCLP on September 30, 1998. Such purchases of programming services are made on behalf of the Partnership and the other partnerships managed by the Corporate General Partner as well as for FCLP's own cable television operations. FCLP charges the Partnership for these services based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. The Partnership recorded programming fee expense of $161,000 for the three months ended March 31, 1999. Programming fees are included in service costs in the statements of operations.

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

     The Partnership considered seeking an amendment to the partnership agreement to permit the Partnership to incur sufficient indebtedness to fund completion of the Villa Rica Upgrade, but concluded that sufficient debt financing was not available. As a result, the Partnership engaged a business broker to solicit offers for its cable systems, but received only two preliminary offers (the "Initial Offers"), each of which excluded the Ivins, Utah and Fisk, Missouri cable systems and contained material closing conditions and potential material purchase price adjustments. The Partnership concluded that it was not in the best interests of unitholders to accept either of the Initial Offers because, among other things, neither Initial Offer constituted an offer to purchase all of the cable systems, and each Initial Offer was subject to material closing conditions and potential material

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                    ----------------------------------------
                    ----------------------------------------



3.   POTENTIAL SALE OF PARTNERSHIP ASSETS (CONTINUED)

purchase price adjustments. Subsequent to the Partnership's receipt of the Initial Offers, the Partnership received an offer (the "Falcon Offer") from certain affiliates of the Corporate General Partner and FCLP (the "Purchasers") to purchase all of the Partnership's cable systems for $10,473,200 in cash. The Falcon Offer includes a price for the Villa Rica cable system which exceeds the highest of the Initial Offers by approximately 2.5%, contains no potential purchase price adjustments and only limited closing conditions. After the Partnership received the Falcon Offer, the Partnership received an additional offer solely for the Fisk, Missouri cable system (the "Fisk Offer"). The Partnership concluded that it was not in the best interests of the unitholders to accept the Fisk Offer because, among other things, the Fisk Offer did not constitute an offer to purchase all of the cable systems, and the Falcon Offer includes a price for the Fisk, Missouri cable system that exceeds the Fisk Offer by approximately 15%.

     The Corporate General Partner believes that accepting the Falcon Offer is in the best interests of the Partnership and the unitholders. Accordingly, the Partnership and the Purchasers entered into an Asset Purchase Agreement, dated November 6, 1998, and an Amendment to Asset Purchase Agreement, dated as of March 30, 1999 (collectively, the "Purchase Agreement"), for the purchase and sale of all of the Partnership's assets, subject to limited partner approval as discussed below. If the sale is consummated, the Corporate General Partner will make one or more liquidating distributions to the partners and, after providing for the payment of the Partnership's obligations, cause the Partnership to dissolve, terminate and be liquidated. After repayment of the Partnership's existing obligations, the Partnership presently estimates that liquidating distributions to unitholders would total approximately $227 per unit, less applicable taxes, if any. The sale requires the holders of at least a majority of the Partnership's limited partnership units to consent to the sale, to certain amendments to the partnership agreement and to the liquidation. On April 30, 1999, the Partnership mailed to unitholders a consent solicitation statement seeking such consents. Consents will be solicited until May 27, 1999 or until the date on which the requisite consents are obtained, whichever occurs first (unless extended in the sole discretion of the Corporate General Partner acting on behalf of the Partnership).

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

     As of December 31, 1998, the Partnership had incurred costs of approximately $90,500 related to the proposed sale, which were expensed. The Partnership incurred additional sale expenses of $106,400 during the first three months of 1999.

4.   EARNINGS PER UNIT OF LIMITED PARTNERSHIP INTEREST

     Earnings and losses per unit of limited partnership interest is based on the average number of units outstanding during the periods presented. For this purpose, earnings and losses have been

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                    ----------------------------------------
                    ----------------------------------------


4.   EARNINGS PER UNIT OF LIMITED PARTNERSHIP INTEREST (CONTINUED)

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

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

     The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") required the Federal Communications Commission ("FCC") to, among other things, implement extensive regulation of the rates charged by cable television systems for basic and programming service tiers, installation, and customer premises equipment leasing. Compliance with those rate regulations has had a negative impact on the Partnership's revenues and cash flow. The Telecommunications Act of 1996 (the "1996 Telecom Act") substantially changed the competitive and regulatory environment for cable television and telecommunications service providers. Among other changes, the 1996 Telecom Act ended the regulation of cable programming service tier rates on March 31, 1999. There can be no assurance as to what, if any, further action may be taken by the FCC, Congress or any other regulatory authority or court, or the effect thereof on the Partnership's business. Accordingly, the Partnership's historical financial results as described below are not necessarily indicative of future performance.

     This Report includes certain forward looking statements regarding, among other things, future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to the Partnership. Such forward looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Partnership. In addition to the information provided herein, reference is made to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998 for additional information regarding such matters and the effect thereof on the Partnership's business.

RESULTS OF OPERATIONS

     The Partnership's revenues decreased from $753,600 to $745,100, or by 1.1%, for the three months ended March 31, 1999 as compared to the corresponding period in 1998. Of the $8,500 decrease, $14,200 was due to decreases in installation revenue, program rebates and other revenue producing items. The decrease was partially offset by an increase of $5,700 due to increases in the number of subscriptions for basic and tier services. As of March 31, 1999, the Partnership had approximately 7,500 basic subscribers and 2,000 premium service units.

     Service costs increased from $259,100 to $271,700, or by 4.9%, for the three months ended March 31, 1999 as compared to the corresponding period in 1998. Service costs represent costs directly attributable to providing cable services to customers. The increase was primarily due to increases in programming fees resulting from higher rates charged by program suppliers.

     General and administrative expenses increased from $99,100 to $127,700, or by 28.9%, for the three months ended March 31, 1999 as compared to the corresponding period in 1998. The increase was primarily due to increases in insurance premiums and professional fees, including audit and legal fees.

     Management fees and reimbursed expenses decreased from $67,500 to $67,000, or by less than 1.0%, for the three months ended March 31, 1999 as compared to the corresponding period in 1998.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

Management fees decreased in direct relation to decreased revenues as described above. Reimbursed expenses remained relatively unchanged.

     Depreciation and amortization expense increased from $272,400 to $303,000, or by 11.2%, for the three months ended March 31, 1999 as compared to the corresponding period in 1998. The increase was due to a reduction in the remaining life of certain plant assets that must be replaced under a provision of one of the Partnership's franchise agreements.

     The Partnership recorded an operating loss of $24,300 for the three months ended March 31, 1999 as compared to operating income of $55,500 for the corresponding period in 1998. The decrease was primarily due to decreases in revenues and increases in depreciation and amortization as described above.

     Interest income increased from $3,100 to $3,700, or by 19.4%, for the three months ended March 31, 1999 as compared to the corresponding period in 1998. The increase was primarily due to higher average cash balances available for investment.

     Interest expense decreased from $41,100 to $32,800, or by 20.2%, for the three months ended March 31, 1999 as compared to the corresponding period in 1998. The decrease was primarily due to decreases in average borrowings.

     As of March 31, 1999, the Partnership incurred expenses of $106,400 in connection with the proposed sale of its cable television system assets.

     Due to the factors described above, the Partnership recorded a net loss of $159,800 for the three months ended March 31, 1999 as compared to net income of $17,500 for the corresponding period in 1998.

     Based on its experience in the cable television industry, the Partnership believes that operating income before depreciation and amortization ("EBITDA") and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas, such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles ("GAAP") and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA as a percentage of revenues decreased from 43.5% to 37.4% during the three months ended March 31, 1999 compared to the corresponding period in 1998. The decrease was primarily due to decreases in revenues and increases in programming fees and general and administrative expenses as described above. EBITDA decreased from $327,900 to $278,700, or by 15.0%, during the three months ended March 31, 1999 as compared to the corresponding period in 1998.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.


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

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

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

     Given current market conditions for the Partnership's cable systems, the lack of channel capacity, the impending upgrades required by the Partnership's franchise agreements and the Partnership's funding limitations, the Corporate General Partner believes that accepting the Falcon Offer is in the best interests of the Partnership and the unitholders. Accordingly, the Purchasers and the Partnership entered into the Purchase Agreement, dated as of November 6, 1998, and an Amendment to Asset Purchase Agreement, dated as of March 30, 1999, pursuant to which the Purchasers agreed to purchase from the Partnership, and the Partnership agreed to sell to the Purchasers, subject to obtaining the requisite consents from the unitholders as discussed below, all of the Partnership's cable systems for a price of $10,473,200 in cash (the "Sale"). If the Sale is consummated, the Corporate General Partner will make one or more liquidating distributions to the unitholders and the general partners and, after providing for the payment of the Partnership's obligations, cause the Partnership to dissolve, terminate and be liquidated. Based upon the terms and conditions of the Sale, after repayment of the Partnership's existing obligations, the Partnership presently estimates that liquidating distributions to Unitholders would total approximately $227 per unit, less applicable taxes, if any. As a condition to the Sale, the Purchase Agreement requires that the holders of a majority of the units approve the Sale, certain amendments to the partnership agreement and the liquidation of the Partnership.

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

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

     The Partnership is party to a loan agreement with EFC. The loan agreement provides for a revolving loan facility of $2,528,900 (the "Facility"). The Partnership borrowed an additional $50,000 during the first three months of 1999 such that total outstanding borrowings under the Facility were $1,450,000 at March 31, 1999. All outstanding borrowings under the Facility would be repaid in full with the proceeds from the Sale of the Partnership's assets as described above.

     The Partnership's Facility matures on August 31, 2001, at which time amounts then outstanding are due in full. Borrowings bear interest at the lender's base rate (7.75% at March 31, 1999) plus 0.625%, or at an offshore rate plus 1.875%. Under certain circumstances, the Partnership is required to make mandatory prepayments, which permanently reduce the maximum commitment under the Facility. The Facility contains certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sales of assets, acquisitions and other covenants, defaults and conditions and compliance with material terms of various agreements. The Partnership believes it was in compliance with the covenants as of March 31, 1999.

     The Facility does not restrict the payment of distributions to partners unless an event of default exists thereunder or the Partnership's ratio of debt to cash flow is greater than 4 to 1. As previously disclosed, however, in response to the FCC's amended rate regulation rules and the Partnership's capital expenditure requirements, distributions to Unitholders were discontinued in July 1994. As stated at the time of the announcement of this decision, the Partnership believes that it is critical to preserve its liquidity through the retention of cash. As a result, and because of the pending system upgrade requirements discussed above, the Partnership does not anticipate paying distributions at any time in the foreseeable future except in connection with a liquidation of the Partnership as described above.

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

     During the first quarter of 1999, FCLP, on behalf of the Corporate General Partner, continued its identification and evaluation of the Partnership's Year 2000 business risks and its exposure to computer systems, to operating equipment which is date sensitive and to the interface systems of its vendors and service providers. The evaluation has focused on identification and assessment of systems and equipment that may fail to distinguish between the year 1900 and the year 2000 and, as a result, may cease to operate or may operate improperly when dates after December 31, 1999 are introduced.

     Based on a study conducted in 1997, FCLP concluded that certain of the Partnership's information systems were not Year 2000 compliant and elected to replace such software and hardware with applications and equipment certified by the vendors as Year 2000 compliant. FCLP installed the new systems in the first quarter of 1999. The total anticipated cost, including replacement software and hardware, will be borne by FCLP. FCLP is continuing to utilize internal and external resources to extend the functionality of the new systems. FCLP does not believe that any other significant information technology projects affecting the Partnership have been delayed due to efforts to identify and address Year 2000 issues.

     Additionally, FCLP has continued to inventory the Partnership's operating and revenue generating equipment to identify items that need to be upgraded or replaced and has surveyed cable equipment manufacturers to determine which of their models require upgrade or replacement to become Year 2000 compliant. Identification and evaluation, while ongoing, are substantially completed and a plan has been developed to remediate non-compliant equipment prior to January 1, 2000. Upgrade or replacement, testing and implementation will be performed over the remaining months of 1999. The cost of such replacement or remediation, currently estimated at $34,400, is not expected to have a material effect on the Partnership's financial position or results of operations. The Partnership had not incurred any costs related to the Year 2000 project as of March 31, 1999. FCLP plans to inventory, assess, replace and test equipment with embedded computer chips in a separate segment of its project, presently scheduled for 1999.

     FCLP has continued to survey the Partnership's significant third party vendors and service suppliers to determine the extent to which the Partnership's interface systems are vulnerable should those third parties fail to solve their own Year 2000 problems on a timely basis. Approximately 80% of the Partnership's most critical equipment vendors have responded to the surveys regarding the Year 2000 compliance of their products. Additional compliance information has been obtained for specific products from vendor Web sites. Among the most significant service providers upon which the Partnership relies are programming suppliers, power and telephone companies, various banking institutions and the Partnership's customer billing service. A majority of these service suppliers either have not responded to FCLP's inquiries regarding their Year 2000 compliance programs or have responded that they are unsure if they will become compliant on a timely basis. Consequently, there can be no assurance that the systems of other companies on which the Partnership must rely will be Year 2000 compliant on a timely basis.

     FCLP is developing a contingency plan in 1999 to address possible situations in which various systems of the Partnership, or of third parties with which the Partnership does business, are not

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

compliant prior to January 1, 2000. Considerable effort has been directed toward distinguishing between those contingencies with a greater probability of occurring from those whose occurrence is considered remote. Moreover, such a plan has focused on systems whose failure poses a material risk to the Partnership's results of operations and financial condition.

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

     THREE MONTHS ENDED MARCH 31, 1999 AND 1998

     Operating activities provided $158,000 less cash in the three months ended March 31, 1999 than in the corresponding period in 1998. Changes in accounts receivable and prepaid expenses used $118,500 more cash in the first three months of 1999 due to timing differences in the collection of receivables and in the payment of prepaid expenses. Changes in accounts payable balances provided $106,300 more cash in the first three months of 1999 due to differences in the timing of payments.

     The Partnership used $161,000 more cash in investing activities during the three months ended March 31, 1999 than in the comparable three months of 1998 due to an increase of $165,600 in expenditures for tangible assets, partially offset by a $4,600 decrease in spending for intangible assets. Financing activities provided $206,400 more cash in the first three months of 1999 than in the equivalent period of 1998. Changes in liabilities owed to the Corporate General Partner and other affiliates provided $156,400 more cash in the first quarter of 1999 due to differences in the timing of payments. The Partnership borrowed $50,000 under its Facility with EFC in the first three months of 1999 as compared with the first three months of 1998 when the Partnership did not borrow additional funds.

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

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

PART II.          OTHER INFORMATION

ITEMS 1-5.        Not applicable.

ITEM 6.           Exhibits and Reports on Form 8-K

                  (a) Amendment to Asset Purchase Agreement, dated as of March 30, 1999, among the Partnership, Falcon Cablevision, a California Limited Partnership, and Falcon Telecable, a California Limited Partnership (incorporated herein by reference to Exhibit B to the Partnership's Consent Solicitation Statement on
                         Schedule 14A, filed on April 30, 1999).

                  (b) The Registrant filed a Form 8-K dated February 24, 1999, in which it reported under Item 5 that an unsolicited offer to purchase partnership units had been made without the consent of the Corporate General Partner.

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


                                    By: ENSTAR COMMUNICATIONS CORPORATION
                                        General Partner

Date:  May 14, 1999                 By:  /s/ Michael K. Menerey
                                        -------------------------
                                        Michael K. Menerey,
                                        Executive Vice President,
                                        Chief Financial Officer and
                                        Secretary