Form 10-Q
period 1999-06-30
ENSTAR INCOME GROWTH PROGRAM SIX B L P
filed 1999-08-13
CIK 824779

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   -------------------------------------------

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                              June 30, 1999
                                               --------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                                --------------------       --------------------

                            Commission File Number                   0-18495
                                                                  -------------

                    Enstar Income/Growth Program Six-B, L.P.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                     Georgia                                       58-1754588
-------------------------------------------------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

      10900 Wilshire Boulevard - 15th Floor
             Los Angeles, California                                  90024
-------------------------------------------------------------------------------
    (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including               (310) 824-9990
area code:
                                              ---------------------------------


-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

                                          PART I - FINANCIAL INFORMATION

                                     ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                                             CONDENSED BALANCE SHEETS

                                     ========================================

                                                                                            December 31,           June 30,
                                                                                                1998                 1999
                                                                                          -----------------    -----------------
                                                                                                                 (Unaudited)
ASSETS:
   Cash                                                                               $            362,300  $           834,500

   Accounts receivable, less allowance of $1,900 and
     $2,400 for possible losses                                                                     82,800               83,800

   Prepaid expenses and other assets                                                                64,100              145,900

   Property, plant and equipment, less accumulated
     depreciation and amortization of $3,409,900 and $4,281,400                                  3,508,100            4,129,900

   Franchise cost, net of accumulated
     amortization of $2,976,700 and $3,157,500                                                   1,361,500            1,184,600

   Intangible costs, net of accumulated amortization of
     $398,600 and $411,900                                                                         187,500              151,900
                                                                                          -----------------    -----------------

                                                                                       $         5,566,300  $         6,530,600
                                                                                          =================    =================

                       LIABILITIES AND PARTNERSHIP CAPITAL
LIABILITIES:
   Accounts payable                                                                    $           193,100  $            45,600
   Due to affiliates                                                                               504,000              799,600
   Note payable - affiliate                                                                      1,400,000            2,500,000
                                                                                          -----------------    -----------------

          TOTAL LIABILITIES                                                                      2,097,100            3,345,200
                                                                                          -----------------    -----------------

COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT):
   General partners                                                                                (38,000)             (40,800)
   Limited partners                                                                              3,507,200            3,226,200
                                                                                          -----------------    -----------------

          TOTAL PARTNERSHIP CAPITAL                                                              3,469,200            3,185,400
                                                                                          -----------------    -----------------

                                                                                       $         5,566,300  $         6,530,600
                                                                                          =================    =================

               *As presented in the audited financial statements.
             See accompanying notes to condensed financial statements.

                                     ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                                        CONDENSED STATEMENTS OF OPERATIONS

                                   ===========================================

Caption
                                                                                                       Unaudited
                                                                                          -------------------------------------
                                                                                                   Three months ended
                                                                                                        June 30,
                                                                                          -------------------------------------
                                                                                               1998                 1999
                                                                                          ----------------    -----------------
REVENUES                                                                               $          768,100  $          758,700
                                                                                          ----------------    -----------------

OPERATING EXPENSES:
   Service costs                                                                                  251,300             267,800
   General and administrative expenses                                                            112,600             134,100
   General Partner management fees
     and reimbursed expenses                                                                       71,000              69,000
   Depreciation and amortization                                                                  281,700             298,000
                                                                                          ----------------    -----------------

                                                                                                  716,600             768,900
                                                                                          ----------------    -----------------

OPERATING INCOME (LOSS)                                                                            51,500             (10,200)
                                                                                          ----------------    -----------------

OTHER INCOME (EXPENSE):
   Interest income                                                                                  5,000               2,000
   Interest expense                                                                               (40,500)            (40,100)
   Cost of sale of cable television systems                                                          -                (75,700)
   Gain on sale of cable assets                                                                       900               -
                                                                                          ----------------    -----------------

                                                                                                  (34,600)           (113,800)
                                                                                          ----------------    -----------------

NET INCOME (LOSS)                                                                      $           16,900  $         (124,000)
                                                                                          ================    =================

Net income (loss) allocated to General Partners                                        $              200  $           (1,200)
                                                                                          ================    =================

Net income (loss) allocated to Limited Partners                                        $           16,700  $         (122,800)
                                                                                          ================    =================

NET INCOME (LOSS) PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                                                $             0.46  $            (3.35)
                                                                                          ================    =================

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                                                                 36,626              36,626
                                                                                          ================    =================


             See accompanying notes to condensed financial statements.

                                     ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                                        CONDENSED STATEMENTS OF OPERATIONS

                                   =============================================

                                                                                                       Unaudited
                                                                                          -------------------------------------
                                                                                                    Six months ended
                                                                                                        June 30,
                                                                                          -------------------------------------
                                                                                               1998                 1999
                                                                                          ----------------    -----------------
REVENUES                                                                               $        1,521,700  $        1,503,800
                                                                                          ----------------    -----------------

OPERATING EXPENSES:
   Service costs                                                                                  510,400             539,500
   General and administrative expenses                                                            211,700             261,800
   General Partner management fees
     and reimbursed expenses                                                                      138,500             136,000
   Depreciation and amortization                                                                  554,100             601,000
                                                                                          ----------------    -----------------

                                                                                                1,414,700           1,538,300
                                                                                          ----------------    -----------------

OPERATING INCOME (LOSS)                                                                           107,000             (34,500)
                                                                                          ----------------    -----------------

OTHER INCOME (EXPENSE):
   Interest income                                                                                  8,100               5,700
   Interest expense                                                                               (81,600)            (72,900)
   Cost of sale of cable television systems                                                          -               (182,100)
   Gain on sale of cable assets                                                                       900               -
                                                                                          ----------------    -----------------

                                                                                                  (72,600)           (249,300)
                                                                                          ----------------    -----------------

NET INCOME (LOSS)                                                                      $           34,400  $         (283,800)
                                                                                          ================    =================

Net income (loss) allocated to General Partners                                        $              300  $           (2,800)
                                                                                          ================    =================

Net income (loss) allocated to Limited Partners                                        $           34,100  $         (281,000)
                                                                                          ================    =================

NET INCOME (LOSS) PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                                                $             0.93  $            (7.67)
                                                                                          ================    =================

AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                                                                 36,626              36,626
                                                                                          ================    =================

              See accompanying notes to condensed financial statements.

                                     ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                                             STATEMENTS OF CASH FLOWS

                                   ============================================

                                                                                                       Unaudited
                                                                                          -------------------------------------
                                                                                                    Six months ended
                                                                                                        June 30,
                                                                                          -------------------------------------
                                                                                               1998                 1999
                                                                                          ----------------    -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                   $           34,400  $         (283,800)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Depreciation and amortization                                                              554,100             601,000
       Amortization of deferred loan costs                                                          3,900               4,800
       Gain on sale of cable assets                                                                  (900)              -
       Increase (decrease) from changes in:
         Accounts receivable, prepaid expenses and other assets                                    22,100             (82,800)
         Accounts payable                                                                          19,800            (147,500)
                                                                                          ----------------    -----------------

             Net cash provided by operating activities                                            633,400              91,700
                                                                                          ----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                          (294,000)         (1,010,000)
   Increase in intangible assets                                                                   (9,300)             (5,100)
   Proceeds from sale of property, plant and equipment                                                900               -
                                                                                          ----------------    -----------------

             Net cash used in investing activities                                               (302,400)         (1,015,100)
                                                                                          ----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Due to affiliates                                                                               34,600             295,600
   Repayment of debt                                                                             (150,000)              -
   Borrowings from affiliate                                                                        -               1,100,000
   Deferred loan costs                                                                             (1,300)              -
                                                                                          ----------------    -----------------

             Net cash provided by (used in) financing activities                                 (116,700)          1,395,600
                                                                                          ----------------    -----------------

INCREASE IN CASH                                                                                  214,300             472,200

CASH AT BEGINNING OF PERIOD                                                                       304,800             362,300
                                                                                          ----------------    -----------------

CASH AT END OF PERIOD                                                                  $          519,100  $          834,500
                                                                                          ================    =================

         See accompanying notes to condensed financial statements.

                                     ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS

                                    ===========================================


1.       INTERIM FINANCIAL STATEMENTS

         The accompanying condensed interim financial statements for the three and six months ended June 30, 1999 and 1998 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of results for the entire year.

2.       TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

         The Partnership has a management and service agreement with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fee expense approximated $37,900 and $75,200 for the three and six months ended June 30, 1999.

         In addition to the monthly management fee described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiary are charged a proportionate share of these expenses. The Corporate General Partner has contracted with Falcon Communications, L.P. ("FCLP"), successor to Falcon Holding Group, L.P. ("FHGLP"), an affiliated partnership, to provide corporate management services for the Partnership. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $31,100 and $60,800 for the three and six months ended June 30, 1999. The payment of management fees and reimbursed expenses was deferred in prior years. On September 30, 1997, the Partnership obtained new financing and subsequently used such borrowings and other available cash to pay $387,500 of its previously deferred management fees and reimbursed expenses, which approximated $632,100. The remaining $244,600 of these deferred amounts was contributed as an equity contribution by the Corporate General Partner to its subsidiary, Enstar Finance Company, LLC ("EFC"), and remains an outstanding obligation of the Partnership. In the normal course of business, the Partnership pays interest and principal to EFC, its primary lender.

         The Partnership also receives certain system operating management services from affiliates of the Corporate General Partner in addition to the Manager due to the fact that there are no employees directly employed by the Partnership. The Partnership reimburses the affiliates for its allocable share of the affiliates' operational costs. The total amount charged to the Partnership for these costs approximated $78,600 and $152,100 for the three and six months ended June 30, 1999. No management fee is payable to the affiliates by the Partnership and there is no duplication of reimbursed expenses and costs paid to the Manager.

                   ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                   NOTES TO CONDENSED FINANCIAL STATEMENTS

                 ===========================================

2.       TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES (CONTINUED)

         Substantially all programming services have been purchased through FCLP. FCLP, in the normal course of business, purchases cable programming services from certain affiliated program suppliers. Such purchases of programming services are made on behalf of the Partnership and the other partnerships managed by the Corporate General Partner as well as for FCLP's own cable television operations. FCLP charges the Partnership for these services based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. The Partnership recorded programming fee expense of $167,900 and $328,900 for the three and six months ended June 30, 1999. Programming fees are included in service costs in the statements of operations.

3.       SALE OF PARTNERSHIP ASSETS

         The Partnership has entered into an Asset Purchase Agreement, dated as of November 6, 1998, with certain of its affiliates (the "Purchasers") pursuant to which the Partnership intends to sell (the "Sale") to the Purchasers all of the Partnership's cable systems for $10,473,000 in cash. After the Sale is consummated, the Partnership intends to make one or more liquidating distributions to the partners and, after providing for the payment of the Partnership's obligations, cause the Partnership to dissolve, terminate and be liquidated. After repayment of the Partnership's obligations, the Partnership presently estimates that liquidating distributions to unitholders would total approximately $227 per unit, less applicable taxes, if any.

         Under the partnership agreement, the Sale requires the approval of unitholders holding at least a majority of the outstanding units. On June 28, 1999, the Partnership concluded a consent solicitation in which the holders of 65.37% of the outstanding units voted to approve the Sale and subsequent liquidation of the Partnership. The Partnership is currently working to obtain the necessary government approvals required to close the Sale. The Partnership believes it will be able to obtain the necessary approvals, but can provide no assurance as to the timetable for receiving those approvals. The Partnership intends to close the Sale and consummate the subsequent liquidation of the Partnership as soon as reasonably practicable.

         As of December 31, 1998, the Partnership had incurred costs of approximately $90,500 related to the Sale, which were expensed. The Partnership incurred additional Sale expenses of $75,700 and $182,100 during the three and six months ended June 30, 1999.

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

RESULTS OF OPERATIONS

         The Partnership's revenues decreased from $768,100 to $758,700, or by 1.2%, and from $1,521,700 to $1,503,800, or by 1.2%, for the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998. Of the $9,400 decrease in revenues for the three months ended June 30, 1999, $10,900 was due to decreases in installation revenue, incentive fees from programmers and other revenue producing items and $3,100 was due to decreases in the number of subscriptions for tier and equipment rental services. The decrease was partially offset by a $4,600 increase due to the impact of increases in regulated service rates that were implemented by the Partnership in June 1999, offset in part by certain decreases in regulated rates implemented in May 1998. Of the $17,900 decrease in revenues for the six months ended May 30, 1999, $25,000 was due to decreases in installation revenue, incentive fees from programmers and other revenue producing items. The decrease was partially offset by an increase of $4,100 due to increases in the number of subscriptions for basic and premium services and an increase of $3,000 due to the impact of rate increases in 1999 and decreases in 1998 as described above. As of June 30, 1999, the Partnership had approximately 7,600 basic subscribers and 2,200 premium service units.

         Service costs increased from $251,300 to $267,800, or by 6.6%, and from $510,400 to $539,500, or by 5.7%, for the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998. Service costs represent costs directly attributable to providing cable

                     ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

services to customers. The increases were primarily due to increases in programming fees resulting from higher rates charged by program suppliers.

         General and administrative expenses increased from $112,600 to $134,100, or by 19.1%, and from $211,700 to $261,800, or by 23.7%, for the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998. The increases were primarily due to higher insurance premiums, bad debt expense and personnel costs resulting from staff additions. The increase for the six months was also due to increases in professional fees, including tax consulting and legal fees.

         Management fees and reimbursed expenses decreased from $71,000 to $69,000, or by 2.8%, and from $138,500 to $136,000, or by 1.8%, for the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998. Management fees decreased in direct relation to decreased revenues as described above. Reimbursed expenses decreased primarily due to lower allocated personnel costs resulting from staff reductions.

         Depreciation and amortization expense increased from $281,700 to $298,000, or by 5.8%, and from $554,100 to $601,000, or by 8.5%, for the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998. The increases were due to a reduction in the remaining life of certain plant assets that must be replaced under a provision of one of the Partnership's franchise agreements.

         The Partnership recorded an operating loss of $10,200 and $34,500 for the three and six months ended June 30, 1999 as compared to operating income of $51,500 and $107,000 for the corresponding periods in 1998. The decreases were primarily due to decreases in revenues and increases in programming fees and depreciation and amortization as described above.

         Interest income decreased from $5,000 to $2,000, or by 60.0%, and from $8,100 to $5,700, or by 29.6%, for the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998. The decreases were primarily due to lower average cash balances available for investment.

         Interest expense decreased from $40,500 to $40,100, or by 1.0%, and from $81,600 to $72,900, or by 10.7%, for the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998. The decreases were primarily due to lower average interest rates in the 1999 periods. The decrease for the six months period was also due to a decrease in average outstanding borrowings.

         As of June 30, 1999, the Partnership incurred expenses of $75,700 and $182,100 in the three and six months ended June 30, 1999 in connection with the proposed sale of its cable television system assets.

         Due to the factors described above, the Partnership recorded a net loss of $124,000 and $283,800 for the three and six months ended June 30, 1999 as compared to net income of $16,900 and $34,400 for the corresponding periods in 1998.

         Based on its experience in the cable television industry, the Partnership believes that operating income before depreciation and amortization ("EBITDA") and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several

                     ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

areas such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles ("GAAP") and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA as a percentage of revenues decreased from 43.4% to 37.9% and 43.4% to 37.7% during the three and six months ended June 30, 1999 compared to the corresponding periods in 1998. The decrease was primarily due to decreases in revenues and increases in programming fees and general and administrative expenses as described above. EBITDA decreased from $333,200 to $287,800, or by 13.6%, and from $661,100 to $566,500, or by
14.3%, during the three and six months ended June 30, 1999 as compared to the corresponding periods in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Partnership has entered into an Asset Purchase Agreement, dated as of November 6, 1998, with certain of its affiliates (the "Purchasers") pursuant to which the Partnership intends to sell (the "Sale") to the Purchasers all of the Partnership's cable systems for $10,473,000 in cash. After the Sale is consummated, the Partnership intends to make one or more liquidating distributions to the partners and, after providing for the payment of the Partnership's obligations, cause the Partnership to dissolve, terminate and be liquidated. After repayment of the Partnership's obligations, the Partnership presently estimates that liquidating distributions to unitholders would total approximately $227 per unit, less applicable taxes, if any.

         Under the partnership agreement, the Sale requires the approval of unitholders holding at least a majority of the outstanding units. On June 28, 1999, the Partnership concluded a consent solicitation in which the holders of 65.37% of the outstanding units voted to approve the Sale and subsequent liquidation of the Partnership. The Partnership is currently working to obtain the necessary government approvals required to close the Sale. The Partnership believes it will be able to obtain the necessary approvals, but can provide no assurance as to the timetable for receiving those approvals. The Partnership intends to close the Sale and consummate the subsequent liquidation of the Partnership as soon as reasonably practicable.

         On May 26, 1999, Charter Communications, Inc. ("Charter") signed an agreement to acquire all of the cable television assets of FCLP and to acquire Enstar Communications Corporation, the Partnership's Corporate General Partner. Following the close of all pending transactions, Charter will serve approximately 6.2 million customers and will be the nation's fourth largest cable operator. Headquartered in St. Louis, Missouri, Charter was acquired by Paul G. Allen in 1998. More information about Charter can be accessed on the Internet at www.chartercom.com.

         The Partnership is party to a loan agreement with EFC. The loan agreement provides for a revolving loan facility of $2,528,900 (the "Facility"). The Partnership borrowed an additional $1,100,000 during the first six months of 1999 such that total outstanding borrowings under the Facility were $2,500,000 as of June 30, 1999. All outstanding borrowings under the Facility will be repaid in full with the proceeds from the Sale of the Partnership's assets as described above.

                     ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

         The Partnership's Facility matures on August 31, 2001, at which time amounts then outstanding are due in full. Borrowings bear interest at the lender's base rate (7.75% at June 30, 1999) plus 0.625%, or at an offshore rate plus 1.875%. Under certain circumstances, the Partnership is required to make mandatory prepayments, which permanently reduce the maximum commitment under the Facility. The Facility contains certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sales of assets, acquisitions and other covenants, defaults and conditions and compliance with material terms of various agreements. The Partnership believes it was in compliance with the covenants as of June 30, 1999.

         The Corporate General Partner contributed $244,600 of its $632,100 receivable balance from the Partnership for past due management fees and reimbursed expenses as an equity contribution to EFC. This balance remains an outstanding obligation of the Partnership. Such receivable balance will be repaid from the proceeds of the Sale of the Partnership's assets as described above.

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

YEAR 2000

         During the second quarter of 1999, FCLP, on behalf of the Corporate General Partner, continued its identification, evaluation and remediation of the Partnership's Year 2000 business risks associated with operations directly under the control of the Partnership and those risks that are dependent on third parties related to its exposure to computer systems, to operating equipment which is date sensitive and to the interface systems of its vendors and service providers. The evaluation has focused on identification, assessment and remediation of systems and equipment that may fail to distinguish between the year 1900 and the year 2000 and, as a result, may cease to operate or may operate improperly when dates after December 31, 1999 are introduced. Most of the Partnership's exposure to Year 2000 issues is dependent in large part on third parties. Failure to identify and remediate a critical Year 2000 issue could result in an interruption of services to customers or in the interruption of critical business functions, either of which could result in a material adverse impact on the Partnership's financial results.

         FCLP concluded that certain of the Partnership's internal information systems were not Year 2000 compliant and elected to replace such software and hardware with applications and equipment certified by the vendors as Year 2000 compliant. FCLP installed the new systems in the first quarter of

                     ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

1999. The cost of the implementation, including replacement software and hardware, has been borne by FCLP. FCLP is continuing to utilize internal and external resources to extend the functionality of the new systems. The Partnership does not believe that any other significant information technology projects affecting the Partnership have been delayed due to efforts to identify or address Year 2000 issues.

         Additionally, FCLP has continued to inventory the Partnership's internal operating and revenue generating equipment to identify items that need to be upgraded or replaced and has surveyed cable equipment manufacturers to determine which of their models require upgrade or replacement to become Year 2000 compliant. Identification and evaluation, while ongoing, are substantially completed and a plan has been developed to remediate or replace non-compliant equipment. Of the total number of potentially non-compliant items identified in the inventory, approximately 1.5% are in the assessment stage. Approximately 14.4% of non-compliant items are in the remediation planning phase and 85.6% are in the implementation stage. FCLP plans to conduct limited testing of systems, software and equipment in the third quarter of 1999 and place significant reliance on test results provided by AT&T Broadband & Internet Services, an affiliate of FCLP. The cost of such replacement or remediation to the Partnership is currently estimated to be $1,000, none of which had been incurred as of June 30, 1999. FCLP has also substantially completed the assessment and replacement or remediation of the majority of the Partnership's internal equipment containing embedded computer chips.

         FCLP has continued to survey the Partnership's significant third party vendors and service suppliers to determine the extent to which the Partnership's interface systems are vulnerable should those third parties fail to solve their own Year 2000 problems on a timely basis. The Partnership is heavily dependent on third parties and these parties are themselves heavily dependent on technology. For example, if a television broadcaster or cable programmer encounters Year 2000 problems that impede its ability to deliver its programming, the Partnership will be unable to provide that programming to its cable customers, which would result in a loss of revenues, although the Partnership would attempt to provide its customers with alternative program services. Virtually all of the Partnership's most critical equipment vendors have responded to the surveys regarding the Year 2000 compliance of their products and indicated that they are already compliant or have indicated their intent to be compliant. Additional compliance information has been obtained for specific products from vendor Web sites, interviews, on-site visits, system interface testing and industry group participation. Among the most significant third party service providers upon which the Partnership relies are programming suppliers, power and telephone companies, various banking institutions and the Partnership's customer billing service. The Partnership is taking steps to attempt to satisfy itself that the third parties on which it is heavily reliant are Year 2000 compliant and are developing satisfactory contingency plans, or that alternative means of meeting the Partnership's business requirements are available, but cannot predict the likelihood of such compliance nor the direct or indirect costs to the Partnership of non-compliance by those third parties or of securing such services from alternate compliant third parties. In areas in which the Partnership is uncertain about the anticipated Year 2000 readiness of a significant third party, FCLP is investigating available alternatives, if any.

         FCLP believes that it has established an effective program to resolve all significant Year 2000 issues in its control in a timely manner. As noted above, however, FCLP has not yet completed all

                     ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

phases of the Partnership's remediation program and is dependent on third parties whose progress is not within its control. In the event that FCLP does not complete the Partnership's currently planned additional remediation prior to the year 2000, management believes that the Partnership could experience significant difficulty in producing and delivering its products and services and conducting its business in the year 2000. In addition, disruptions experienced by third parties with which the Partnership does business as well as by the economy generally could also materially adversely affect the Partnership. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

         FCLP has focused its efforts on identification and remediation of the Partnership's Year 2000 exposures and is beginning to develop specific contingency plans in the event it does not successfully complete its remaining remediation as anticipated or experiences unforeseen problems. Considerable effort has been directed toward distinguishing between those contingencies with a greater probability of occurring from those whose occurrence is considered remote, and on those systems whose failure poses a material risk to the Partnership's results of operations and financial condition. FCLP is also examining the Partnership's business interruption strategies to evaluate whether they would satisfactorily meet the demands of failures arising from Year 2000 related problems. FCLP intends to examine the Partnership's status periodically to determine the necessity of establishing and implementing such contingency plans or additional strategies, which could involve, among other things, manual workarounds, adjusting staffing strategies and sharing resources.

         SIX MONTHS ENDED JUNE 30, 1999 AND 1998

         Operating activities provided $541,700 less cash in the six months ended June 30, 1999 than in the corresponding period in 1998. Changes in accounts payable balances used $167,300 more cash in the first six months of 1999 due to differences in the timing of payments. Changes in accounts receivable and prepaid expenses used $104,900 more cash in the first six months of 1999 due to timing differences in the collection of receivables and in the payment of prepaid expenses.

         The Partnership used $712,700 more cash in investing activities during the six months ended June 30, 1999 than in the comparable six months of 1998 due to an increase of $716,000 in expenditures for tangible assets related to rebuild construction, partially offset by a $4,200 decrease in spending for intangible assets. Financing activities provided $1,512,300 more cash in the first six months of 1999 than in the equivalent period of 1998. Changes in liabilities owed to the Corporate General Partner and other affiliates provided $261,000 more cash in the first six months of 1999 due to differences in the timing of payments. The Partnership borrowed $1,100,000 under its Facility with EFC in the first six months of 1999 as compared with the first six months of 1998 when the Partnership repaid $150,000 of its outstanding borrowings.

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

                     ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.





PART II.          OTHER INFORMATION


ITEMS 1-3.        Not applicable.


ITEM 4.           Submission of Matters to a Vote of Security Holders.

     On June 28, 1999, the Partnership concluded a consent solicitation of unitholders in which the Partnership solicited consents to a liquidation plan which includes the sale of all of the Partnership's cable television systems to certain affiliates of the Partnership and the subsequent liquidation of the Partnership. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations." The consent solicitation was made by means of a Consent Solicitation Statement dated April 30, 1999, and a Supplement to Consent Solicitation Statement dated June 9, 1999. The liquidation plan was approved by the following vote:

       Units Voted       Units Voted          Units           Broker
       to "APPROVE"     to "DISAPPROVE"     "ABSTAINING"     "NON-VOTE"
       ------------     ---------------    ------------     ----------
          23,941              29               172            12,484


ITEM 5.           Not applicable.


ITEM 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibit 27.1  Financial Data Schedule

                  (b) The Registrant filed a Form 8-K dated June 25, 1999, in which it reported under Item 5 that a majority of unitholders approved the Partnership's Liquidation Plan.

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





                      ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                              A GEORGIA LIMITED PARTNERSHIP
                              -----------------------------
                                      (Registrant)



                                      By:    ENSTAR COMMUNICATIONS CORPORATION
                                             General Partner






Date:  August 13, 1999                By:    /S/ MICHAEL K. MENEREY
                                             -------------------------
                                             Michael K. Menerey,
                                             Executive Vice President,
                                             Chief Financial Officer and
                                             Secretary