Form 10-Q
period 1999-09-30
ENSTAR INCOME GROWTH PROGRAM SIX B L P
filed 1999-11-12
CIK 824779

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 1999
                               --------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               -----------------     -----------------

                         Commission File Number 0-18495
                                                -------

                    Enstar Income/Growth Program Six-B, L.P.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Georgia                                       58-1754588
-----------------------------                  ----------------------------
(State or other jurisdiction                   (I.R.S. Employer Identification
 of incorporation or                            Number)
 organization)

  10900 Wilshire Boulevard - 15th Floor
         Los Angeles, California                          90024
-------------------------------------------    -----------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:      (310) 824-9990
                                                   -------------------------

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

                       PART I - FINANCIAL INFORMATION

                  ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                          CONDENSED BALANCE SHEETS

                                                                           December 31,        September 30,
                                                                               1998                 1999
                                                                          -------------        --------------
                                                                                                (Unaudited)
ASSETS:
   Cash                                                                   $  362,300           $   586,700

   Accounts receivable, less allowance of $1,900 and
     $1,800 for possible losses                                               82,800                80,300

   Prepaid expenses and other assets                                          64,100               136,700

   Property, plant and equipment, less accumulated
     depreciation and amortization of $3,937,500 and $4,393,500            3,508,100             4,657,600

   Franchise cost, net of accumulated
     amortization of $2,976,700 and $3,247,900                             1,361,500             1,096,900

   Intangible costs, net of accumulated amortization of
     $398,600 and $421,100                                                   187,500               137,400
                                                                          -------------        --------------
                                                                          $5,566,300           $ 6,695,600
                                                                          =============        ==============

                       LIABILITIES AND PARTNERSHIP CAPITAL
LIABILITIES:
   Accounts payable                                                       $  193,100           $   279,300
   Due to affiliates                                                         504,000               743,300
   Note payable - affiliate                                                1,400,000             2,500,000
                                                                          -------------        --------------
          TOTAL LIABILITIES                                                2,097,100             3,522,600
                                                                          -------------        --------------
COMMITMENTS AND CONTINGENCIES

PARTNERSHIP CAPITAL (DEFICIT):
   General partners                                                          (38,000)              (41,000)
   Limited partners                                                        3,507,200             3,214,000
                                                                          -------------        --------------
          TOTAL PARTNERSHIP CAPITAL                                        3,469,200             3,173,000
                                                                          -------------        --------------
                                                                          $5,566,300           $ 6,695,600
                                                                          =============        ==============

               *As presented in the audited financial statements.
            See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                                                              Unaudited
                                                     ------------------------------
                                                          Three months ended
                                                             September 30,
                                                     ------------------------------
                                                        1998                1999
                                                     ----------          ----------
REVENUES                                             $ 754,200           $ 747,200
                                                     ----------          ----------
OPERATING EXPENSES:
   Service costs                                       259,000             274,600
   General and administrative expenses                 109,300             115,600
   General Partner management fees
     and reimbursed expenses                            68,500              70,000
   Depreciation and amortization                       284,600             239,800
                                                     ----------          ----------
                                                       721,400             700,000
                                                     ----------          ----------
OPERATING INCOME                                        32,800              47,200
                                                     ----------          ----------
OTHER INCOME (EXPENSE):
   Interest income                                       5,500               7,000
   Interest expense                                    (37,200)            (59,200)
   Cost of sale of cable television systems            (20,100)             (7,400)
                                                     ----------          ----------
                                                       (51,800)            (59,600)
                                                     ----------          ----------
NET LOSS                                             $ (19,000)          $ (12,400)
                                                     ==========          ==========
Net loss allocated to General Partners               $    (200)          $    (100)
                                                     ==========          ==========
Net loss allocated to Limited Partners               $ (18,800)          $ (12,300)
                                                     ==========          ==========
NET LOSS PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                              $   (0.51)          $   (0.34)
                                                     ==========          ==========
AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                      36,626              36,626
                                                     ==========          ==========

            See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                    Unaudited
                                                         ---------------------------------
                                                                 Nine months ended
                                                                   September 30,
                                                         ---------------------------------
                                                             1998                  1999
                                                         -----------           -----------
REVENUES                                                 $ 2,275,900           $ 2,251,000
                                                         -----------           -----------
OPERATING EXPENSES:
   Service costs                                             769,400               814,100
   General and administrative expenses                       321,000               377,400
   General Partner management fees
     and reimbursed expenses                                 207,000               206,000
   Depreciation and amortization                             838,700               840,800
                                                         -----------           -----------
                                                           2,136,100             2,238,300
                                                         -----------           -----------
OPERATING INCOME                                             139,800                12,700
                                                         -----------           -----------
OTHER INCOME (EXPENSE):
   Interest income                                            13,600                12,700
   Interest expense                                         (118,800)             (132,100)
   Cost of sale of cable television systems                  (20,100)             (189,500)
   Gain on sale of cable assets                                  900                     -
                                                         -----------           -----------
                                                            (124,400)             (308,900)
                                                         -----------           -----------
NET INCOME (LOSS)                                        $    15,400           $  (296,200)
                                                         ===========           ===========
Net income (loss) allocated to General Partners          $       200           $    (3,000)
                                                         ===========           ===========
Net income (loss) allocated to Limited Partners          $    15,200           $  (293,200)
                                                         ===========           ===========
NET INCOME (LOSS) PER UNIT OF LIMITED
   PARTNERSHIP INTEREST                                  $      0.42           $     (8.01)
                                                         ===========           ===========
AVERAGE LIMITED PARTNERSHIP
   UNITS OUTSTANDING DURING PERIOD                            36,626                36,626
                                                         ===========           ===========

            See accompanying notes to condensed financial statements.
                                     -4-

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                            STATEMENTS OF CASH FLOWS

                                                                                     Unaudited
                                                                          ---------------------------------
                                                                                 Nine months ended
                                                                                    September 30,
                                                                          ---------------------------------
                                                                             1998                  1999
                                                                          -----------           -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                      $    15,400           $  (296,200)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
       Depreciation and amortization                                          838,700               840,800
       Amortization of deferred loan costs                                      7,100                 7,200
       Gain on sale of cable assets                                              (900)                    -
       Increase (decrease) from changes in:
         Receivables                                                           28,200                 2,500
         Prepaid expenses and other assets                                    (25,900)              (72,600)
         Accounts payable                                                      35,200                86,200
                                                                          -----------           -----------
             Net cash provided by operating activities                        897,800               567,900
                                                                          -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                      (482,500)           (1,674,900)
   Increase in intangible assets                                              (11,700)               (7,900)
   Proceeds from sale of property, plant and equipment                            900                     -
                                                                          -----------           -----------
             Net cash used in investing activities                           (493,300)           (1,682,800)
                                                                          -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Due to affiliates                                                          (19,600)              239,300
   Repayment of debt                                                         (150,000)                    -
   Borrowings from affiliate                                                        -             1,100,000
   Deferred loan costs                                                         (1,300)                    -
                                                                          -----------           -----------
             Net cash provided by (used in) financing activities             (170,900)            1,339,300
                                                                          -----------           -----------
INCREASE IN CASH                                                              233,600               224,400

CASH AT BEGINNING OF PERIOD                                                   304,800               362,300
                                                                          -----------           -----------
CASH AT END OF PERIOD                                                     $   538,400           $   586,700
                                                                          ===========           ===========

            See accompanying notes to condensed financial statements.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

             ======================================================

1.       INTERIM FINANCIAL STATEMENTS

         The accompanying condensed interim financial statements for the three and nine months ended September 30, 1999 and 1998 are unaudited. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's latest Annual Report on Form 10-K. In the opinion of management, such statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the results of such periods. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of results for the entire year.

2.       TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

         The Partnership has a management and service agreement with a wholly owned subsidiary of the Corporate General Partner (the "Manager") for a monthly management fee of 5% of revenues, excluding revenues from the sale of cable television systems or franchises. Management fee expense approximated $37,300 and $112,500 for the three and nine months ended September 30, 1999.

         In addition to the monthly management fee described above, the Partnership reimburses the Manager for direct expenses incurred on behalf of the Partnership and for the Partnership's allocable share of operational costs associated with services provided by the Manager. All cable television properties managed by the Corporate General Partner and its subsidiary are charged a proportionate share of these expenses. The Corporate General Partner has contracted with Falcon Communications, L.P. ("FCLP"), an affiliated partnership, to provide corporate management services for the Partnership. Corporate office allocations and district office expenses are charged to the properties served based primarily on the respective percentage of basic subscribers or homes passed (dwelling units within a system) within the designated service areas. The total amount charged to the Partnership for these services approximated $32,700 and $93,500 for the three and nine months ended September 30, 1999. The payment of management fees and reimbursed expenses was deferred in prior years. On September 30, 1997, the Partnership obtained new financing and subsequently used such borrowings and other available cash to pay $387,500 of its previously deferred management fees and reimbursed expenses, which approximated $632,100. The remaining $244,600 of these deferred amounts was contributed as an equity contribution by the Corporate General Partner to its subsidiary, Enstar Finance Company, LLC ("EFC"), and remains an outstanding obligation of the Partnership. In the normal course of business, the Partnership pays interest and principal to EFC, its primary lender.

         The Partnership deferred payment of a portion of its management fees and reimbursed expenses due the Corporate General Partner and programming fees due FCLP in 1999. As of September 30, 1999, deferred management fees and reimbursed expenses totaled approximately $53,300 and deferred programming fees totaled approximately $269,900. Payment was deferred to make additional funds available to the Partnership for its franchise-required rebuilds. These and any amounts deferred in future periods will be paid upon the sale of the Partnership's assets to affiliates. See Note 3 of Notes to Condensed Financial Statements.

         The Partnership also receives certain system operating management services from affiliates of the Corporate General Partner in addition to the Manager due to the fact that there are no employees

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

             ======================================================

2.       TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES (CONTINUED)

directly employed by the Partnership. The Partnership reimburses the affiliates for its allocable share of the affiliates' operational costs. The total amount charged to the Partnership for these costs approximated $84,800 and $236,900 for the three and nine months ended September 30, 1999. No management fee is payable to the affiliates by the Partnership and there is no duplication of reimbursed expenses and costs paid to the Manager.

         Substantially all programming services have been purchased through FCLP. FCLP, in the normal course of business, purchases cable programming services from certain affiliated program suppliers. Such purchases of programming services are made on behalf of the Partnership and the other partnerships managed by the Corporate General Partner as well as for FCLP's own cable television operations. FCLP charges the Partnership for these services based on an estimate of what the Corporate General Partner could negotiate for such programming services for the 15 partnerships managed by the Corporate General Partner as a group. The Partnership recorded programming fee expense of $180,500 and $509,400 for the three and nine months ended September 30, 1999. Programming fees are included in service costs in the statements of operations.

3.       SALE OF PARTNERSHIP ASSETS

         The Partnership has entered into an Asset Purchase Agreement, dated as of November 6, 1998, with certain of its affiliates (the "Purchasers") pursuant to which the Partnership intends to sell (the "Sale") to the Purchasers all of the Partnership's cable systems for $10,473,000 in cash. After the Sale is consummated, the Partnership intends to make one or more liquidating distributions to the partners and, after providing for the payment of the Partnership's obligations, cause the Partnership to dissolve, terminate and be liquidated. After repayment of the Partnership's obligations, the Partnership presently estimates that liquidating distributions to unitholders would total approximately $235 per unit, less applicable taxes, if any.

         Under the partnership agreement, the Sale requires the approval of unitholders holding at least a majority of the outstanding units. On June 28, 1999, the Partnership concluded a consent solicitation in which the holders of 65.37% of the outstanding units voted to approve the Sale and subsequent liquidation of the Partnership. The Partnership is currently working to obtain the necessary government approvals required to close the Sale. The Partnership believes it will be able to obtain the necessary approvals, but can provide no assurance as to the timetable for receiving those approvals. The Partnership intends to close the Sale and consummate the subsequent liquidation of the Partnership as soon as reasonably practicable after obtaining the necessary government approvals.

         As of December 31, 1998, the Partnership had incurred costs of approximately $90,500 related to the Sale, which were expensed. The Partnership incurred additional Sale expenses of $7,400 and $189,500 during the three and nine months ended September 30, 1999.

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

             ======================================================

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

         This Report includes certain forward-looking statements regarding, among other things, future results of operations, regulatory requirements, competition, capital needs and general business conditions applicable to the Partnership. Such forward-looking statements involve risks and uncertainties including, without limitation, the uncertainty of legislative and regulatory changes and the rapid developments in the competitive environment facing cable television operators such as the Partnership. In addition to the information provided herein, reference is made to the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998 for additional information regarding such matters and the effect thereof on the Partnership's business.

RESULTS OF OPERATIONS

         The Partnership's revenues decreased from $754,200 to $747,200, or by 1.0%, and from $2,275,900 to $2,251,000, or by 1.1%, for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998. Of the $7,000 decrease in revenues for the three months ended September 30, 1999, $27,900 was due to the establishment of reserves to refund certain subscriber payments in the Villa Rica system and $2,900 was due to decreases in installation revenue and other revenue producing items. The decrease was partially offset by a $15,500 increase due to increases in regulated service rates that were implemented by the Partnership in June 1999 and an $8,300 increase due to increases in the number of subscriptions for basic and premium services. Of the $24,900 decrease in revenues for the nine months ended September 30, 1999, $27,900 was due to the establishment of a subscriber refund reserve as described above and $27,900 was due to decreases in installation revenue, incentive fees from programmers and other revenue producing items. The decrease was partially offset by a $12,100 increase due to increases in the number of subscriptions for basic and premium services and an $18,800 increase due to increases in regulated service rates as described above. As of September 30, 1999, the Partnership had approximately 7,500 basic subscribers and 2,100 premium service units.

         Service costs increased from $259,000 to $274,600, or by 6.0%, and from $769,400 to $814,100, or by 5.8%, for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998. Service costs represent costs directly attributable to providing cable

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

services to customers. The increases were primarily due to increases in programming fees resulting from higher rates charged by program suppliers.

         General and administrative expenses increased from $109,300 to $115,600, or by 5.8%, and from $321,000 to $377,400, or by 17.6%, for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998. The increases were primarily due to higher insurance premiums and personnel costs resulting from staff additions. The nine months' increase was also due to increases in professional fees, including tax consulting and legal fees.

         Management fees and reimbursed expenses increased from $68,500 to $70,000, or by 2.2%, and decreased from $207,000 to $206,000, or by less than 1.0%, respectively, for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998. Management fees decreased in direct relation to decreased revenues as described above. Reimbursed expenses increased as a result of growth in the Partnership's subscriber numbers which increased its proportionate share of allocated expenses.

         Depreciation and amortization expense decreased from $284,600 to $239,800, or by 15.7%, and increased from $838,700 to $840,800, or by less than 1.0%, respectively, for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998. The quarterly decrease was primarily due to the effect of certain tangible assets becoming fully depreciated in June 1999. The nine months' increase was primarily due to the depreciation of plant asset additions during the 1999 period.

         Operating income increased from $32,800 to $47,200, or by 43.9%, and decreased from $139,800 to $12,700, or by 90.9%, for the three and nine months ended September 30, 1999, as compared to the corresponding periods in 1998. The quarterly increase was primarily due to decreases in depreciation and amortization as described above. The nine months' decrease was primarily due to increases in programming fees and insurance premiums as described above.

         Interest income increased from $5,500 to $7,000, or by 27.3%, and decreased from $13,600 to $12,700, or by 6.6%, respectively, for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998. The quarterly increase was primarily due to higher average cash balances available for investment. The nine months' decrease was primarily due to lower average interest rates earned on invested cash during the 1999 period.

         Interest expense increased from $37,200 to $59,200, or by 59.1%, and from $118,800 to $132,100, or by 11.2%, respectively, for the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998. The increases were primarily due to higher average outstanding borrowings during the 1999 periods.

         As of September 30, 1999, the Partnership incurred expenses of $7,400 and $189,500 in the three and nine months ended September 30, 1999 in connection with the proposed sale of its cable television system assets.

         Due to the factors described above, the Partnership's net loss decreased from $19,000 to $12,400 for the three months ended September 30, 1999 as compared to the corresponding period in

                    ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

1998. For the nine months ended September 30, 1999, the Partnership recorded a net loss of $296,200 as compared to net income of $15,400 for the corresponding period in 1998.

         Based on its experience in the cable television industry, the Partnership believes that operating income before depreciation and amortization ("EBITDA") and related measures of cash flow serve as important financial analysis tools for measuring and comparing cable television companies in several areas such as liquidity, operating performance and leverage. EBITDA is not a measurement determined under generally accepted accounting principles ("GAAP") and does not represent cash generated from operating activities in accordance with GAAP. EBITDA should not be considered by the reader as an alternative to net income as an indicator of financial performance or as an alternative to cash flows as a measure of liquidity. In addition, the definition of EBITDA may not be identical to similarly titled measures used by other companies. EBITDA as a percentage of revenues decreased from 42.1% to 38.4% and 43.0% to 37.9% during the three and nine months ended September 30, 1999 compared to the corresponding periods in 1998. The decrease was primarily due to decreases in revenues and increases in programming fees, insurance premiums and payroll costs as described above. EBITDA decreased from $317,400 to $287,000, or by 9.6%, and from $978,500 to $853,500, or by 12.8%, during the three and nine months ended September 30, 1999 as compared to the corresponding periods in 1998.

LIQUIDITY AND CAPITAL RESOURCES

         The Partnership has entered into an Asset Purchase Agreement, dated as of November 6, 1998, with certain of its affiliates (the "Purchasers") pursuant to which the Partnership intends to sell (the "Sale") to the Purchasers all of the Partnership's cable systems for $10,473,000 in cash. After the Sale is consummated, the Partnership intends to make one or more liquidating distributions to the partners and, after providing for the payment of the Partnership's obligations, cause the Partnership to dissolve, terminate and be liquidated. After repayment of the Partnership's obligations, the Partnership presently estimates that liquidating distributions to unitholders would total approximately $235 per unit, less applicable taxes, if any.

         Under the partnership agreement, the Sale requires the approval of unitholders holding at least a majority of the outstanding units. On June 28, 1999, the Partnership concluded a consent solicitation in which the holders of 65.37% of the outstanding units voted to approve the Sale and subsequent liquidation of the Partnership. The Partnership is currently working to obtain the necessary government approvals required to close the Sale. The Partnership believes it will be able to obtain the necessary approvals, but can provide no assurance as to the timetable for receiving those approvals. The Partnership intends to close the Sale and consummate the subsequent liquidation of the Partnership as soon as reasonably practicable after obtaining the necessary government approvals.

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

                  ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

         The Partnership is party to a loan agreement with EFC. The loan agreement provides for a revolving loan facility of $2,528,900 (the "Facility"). The Partnership borrowed an additional $1,100,000 during the first nine months of 1999 such that total outstanding borrowings under the Facility were $2,500,000 as of September 30, 1999. All outstanding borrowings under the Facility will be repaid in full with the proceeds from the Sale of the Partnership's assets as described above.

         The Partnership's Facility matures on August 31, 2001, at which time amounts then outstanding are due in full. Borrowings bear interest at the lender's base rate (8.25% at September 30, 1999) plus 0.625%, or at an offshore rate plus 1.875%. Under certain circumstances, the Partnership is required to make mandatory prepayments, which permanently reduce the maximum commitment under the Facility. The Facility contains certain financial tests and other covenants including, among others, restrictions on incurrence of indebtedness, investments, sales of assets, acquisitions and other covenants, defaults and conditions and compliance with material terms of various agreements. The Partnership believes it was in compliance with the covenants as of September 30, 1999.

         The Corporate General Partner contributed $244,600 of its $632,100 receivable balance from the Partnership for past due management fees and reimbursed expenses as an equity contribution to EFC. This balance remains an outstanding obligation of the Partnership. Such receivable balance will be repaid from the proceeds of the Sale of the Partnership's assets as described above.

         The Partnership deferred payment of a portion of its management fees and reimbursed expenses due the Corporate General Partner and programming fees due FCLP in 1999. As of September 30, 1999, deferred management fees and reimbursed expenses totaled approximately $53,300 and deferred programming fees totaled approximately $269,900. Payment was deferred to make additional funds available to the Partnership for its franchise-required rebuilds. These and any amounts deferred in future periods will be paid upon the Sale of the Partnership's assets to affiliates.

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

YEAR 2000

         During the third quarter of 1999, FCLP, on behalf of the Corporate General Partner, continued its identification, evaluation and remediation of the Partnership's Year 2000 business risks associated with operations directly under the control of the Partnership and those risks that are dependent on third parties related to its exposure to computer systems, to operating equipment which is date sensitive and

                  ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

to the interface systems of its vendors and service providers. The evaluation has focused on identification, assessment and remediation of systems and equipment that may fail to distinguish between the year 1900 and the year 2000 and, as a result, may cease to operate or may operate improperly when dates after December 31, 1999 are introduced. Most of the Partnership's exposure to Year 2000 issues is dependent in large part on third parties. Failure to identify and remediate a critical Year 2000 issue could result in an interruption of services to customers or in the interruption of critical business functions, either of which could result in a material adverse impact on the Partnership's financial results.

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

         Additionally, FCLP has continued to inventory the Partnership's internal operating and revenue generating equipment to identify items that need to be upgraded or replaced and has surveyed cable equipment manufacturers to determine which of their models require upgrade or replacement to become Year 2000 compliant. Identification and evaluation, while ongoing, are substantially completed and a plan has been developed to remediate or replace non-compliant equipment. Of the total number of potentially non-compliant items identified in the inventory, all were evaluated during the assessment stage, approximately 8.5% are in the remediation planning phase and 91.5% are in the implementation stage. FCLP conducted limited testing of systems, software and equipment in the third quarter of 1999 and placed significant reliance on test results provided by AT&T Broadband & Internet Services, an affiliate of FCLP. The cost of such replacement or remediation to the Partnership is currently estimated to be less than $500, none of which had been incurred as of September 30, 1999. FCLP has also substantially completed the assessment and replacement or remediation of the majority of the Partnership's internal equipment containing embedded computer chips.

         FCLP has continued to survey the Partnership's significant third party vendors and service suppliers to determine the extent to which the Partnership's interface systems are vulnerable should those third parties fail to solve their own Year 2000 problems on a timely basis. The Partnership is heavily dependent on third parties and these parties are themselves heavily dependent on technology. For example, if a television broadcaster or cable programmer encounters Year 2000 problems that impede its ability to deliver its programming, the Partnership will be unable to provide that programming to its cable customers, which would result in a loss of revenues, although the Partnership would attempt to provide its customers with alternative program services. Virtually all of the Partnership's most critical equipment vendors have responded to the surveys regarding the Year 2000 compliance of their products and indicated that they are already compliant or have indicated their intent to be compliant. Additional compliance information has been obtained for specific products from vendor Web sites, interviews, on-site visits, system interface testing and industry group participation. Among the most significant third party service providers upon which the Partnership relies are

                  ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

programming suppliers, power and telephone companies, various banking institutions and the Partnership's customer billing service. The Partnership has taken steps to attempt to satisfy itself that the third parties on which it is heavily reliant are Year 2000 compliant and have developed satisfactory contingency plans, or that alternative means of meeting the Partnership's business requirements are available. However, the Partnership can predict neither the likelihood of successful compliance nor the direct or indirect costs to the Partnership of non-compliance by those third parties or of securing such services from alternate compliant third parties.

         FCLP believes that it has established an effective program to resolve all significant Year 2000 issues in its control in a timely manner. As noted above, however, while FCLP has substantially completed all phases of the Partnership's remediation program, it is dependent on third parties whose progress is not within its control. Disruptions experienced by third parties with which the Partnership does business as well as by the economy generally could also materially adversely affect the Partnership. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

         FCLP has focused its efforts on identification and remediation of the Partnership's Year 2000 exposures and has developed specific contingency plans in the event it does not successfully complete its remaining remediation as anticipated or experiences unforeseen problems. Considerable effort has been directed toward distinguishing between those contingencies with a greater probability of occurring from those whose occurrence is considered remote, and on those systems whose failure poses a material risk to the Partnership's results of operations and financial condition. FCLP has also examined the Partnership's business interruption strategies to evaluate whether they would satisfactorily meet the demands of failures arising from Year 2000 related problems. FCLP intends to examine the Partnership's status periodically to determine the necessity of establishing and implementing such contingency plans or additional strategies, which could involve, among other things, manual workarounds, adjusting staffing strategies and sharing resources.

         NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

         Operating activities provided $311,800 less cash in the nine months ended September 30, 1999 than in the corresponding period in 1998. Changes in accounts receivable and prepaid expenses used $72,300 more cash in the first nine months of 1999 due to timing differences in the collection of receivables and in the payment of prepaid expenses. Changes in accounts payable balances provided $51,000 more cash in the first nine months of 1999 due to differences in the timing of payments.

         The Partnership used $1,189,600 more cash in investing activities during the nine months ended September 30, 1999 than in the comparable nine months of 1998 due to an increase of $1,192,400 in expenditures for tangible assets related to rebuild construction, partially offset by a $3,700 decrease in spending for intangible assets. Financing activities provided $1,510,200 more cash in the first nine months of 1999 than in the equivalent period of 1998. The Partnership borrowed $1,100,000 under its Facility with EFC in the first nine months of 1999 as compared with the first nine months of 1998 when the Partnership repaid $150,000 of its outstanding borrowings. Changes in

                  ENSTAR INCOME/GROWTH PROGRAM SIX-B, L.P.

liabilities owed to the Corporate General Partner and other affiliates provided $239,300 more cash in the first nine months of 1999 due to the deferral of payments for management fees, reimbursed expenses and programming fees.

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



                                      By:  ENSTAR COMMUNICATIONS CORPORATION
                                           General Partner






Date:  November 11, 1999              By:     /s/ MICHAEL K. MENEREY
                                           ---------------------------
                                           Michael K. Menerey,
                                           Executive Vice President,
                                           Chief Financial Officer and
                                           Secretary